Form 10-Q
period 1995-06-30
WHITMAN MEDICAL CORP
filed 1995-08-14
CIK 352183

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended        June 30, 1995 or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                     to

Commission File Number        0-10819

                         WHITMAN MEDICAL CORP.
        (Exact name of registrant as specified in its charter)

        NEW JERSEY                                       22-2246554
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

           485-E US Route 1 South, Suite 100, Iselin, New Jersey  08803
            (Address of principal executive offices)       (Zip Code)

                         (908) 636-3640
       (Registrant's telephone number, including area code)

                               N/A
       (Former name, former address and former fiscal year,
                     if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court.

Yes       No






                  APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


        Class                                   Outstanding at August 3, 1995

Common stock, no par value                                 3,854,748






                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                Whitman Medical Corp. and Subsidiaries
                      Consolidated Balance Sheets

                                             June 30,      March 31,
                                              1995           1995
                                          ------------   -----------
                                           (Unaudited)
Assets
Current Assets:

  Cash and cash equivalents               $   605,583     $1,658,104

  Restricted cash                             312,000        312,000

  Accounts receivable less allowance
    for doubtful accounts of $1,324,152
    in June 1995 and $1,000,864
    in March 1995                          15,377,287     14,216,126

  Inventories                                 518,213        290,450

  Other current assets                        464,739        520,044
                                          ------------   -----------
Total current assets                       17,277,822     16,996,724


Equipment and leasehold improvements,
  net                                       4,607,323      3,678,239

Marketable securities                         738,750        750,000

Deferred costs, net of accumulated
  amortization of $624,820 in June
  1995 and $553,434 in March 1995             452,197        518,705

Deposits and other assets, net of
  amortization of $65,082 in June
  1995 and $58,998 in March 1995              534,444        449,872

Goodwill, net of accumulated
  amortization of $132,180 in June
  1995 and $113,762 in March 1995           2,555,913      2,572,979

Restricted cash - escrow                    2,400,000      2,400,000
                                          ------------   -----------
                                          $28,566,449    $27,366,519
                                          ============   ============



                        See accompanying notes

                  Whitman Medical Corp. and Subsidiaries
                Consolidated Balance Sheet - Continued

                                            June 30,       March 31,
                                              1995            1995
                                         ------------    -----------
                                           (Unaudited)
Liabilities and stockholders' equity
Current liabilities:

  Accounts payable                        $   994,759        829,959

  Accrued expenses                            833,705        764,881

  Income taxes payable                         13,272

  Bank notes payable                        7,063,621

  Current portion of capitalized
    lease obligations                         586,736        391,496

  Deferred tuition revenue                 11,460,116      9,910,213
                                         ------------    -----------
Total current liabilities                  20,952,209     11,896,549


Capitalized lease obligations               2,239,965      1,620,453

Long-term bank notes                                       7,623,621

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value,
    authorized 50,000,000 shares,
    issued and outstanding, excluding
    shares held in escrow, 3,854,748
    shares in June 1995 and March 1995      7,008,878      7,008,878

  Additional paid-in capital                  175,000        175,000

  Retained (deficit)                       (1,165,353)      (324,982)

  Treasury stock, 58,374 shares in
    June 1995 and in March 1995              (430,500)      (430,500)

  Net unrealized loss on noncurrent
    marketable securities                    (213,750)      (202,500)
                                         ------------    -----------
Total stockholders' equity                  5,374,275      6,225,896
                                         ------------    -----------
                                          $28,566,449    $27,366,519
                                         ============    ===========

                        See accompanying notes

                Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)

                                        For The Three Months Ended
                                                  June 30,
                                            1995           1994
                                         ------------    -----------
Revenues

  Tuition                                 $ 5,756,876     $1,479,030

  Other educational materials                 433,022         18,874

  Other                                         9,407          1,035
                                         ------------    -----------
Total revenues                              6,199,305      1,498,939


Costs and expenses

  Cost of educational services              3,874,480        991,675

  General and
    administrative expenses                 2,882,005        636,073
                                         ------------    -----------
Total costs and expenses                    6,756,485      1,627,748
                                         ------------    -----------
Loss from operations                         (557,180)      (128,809)

Interest Income                                11,798          9,389
Interest Expense                             (276,015)       (22,236)
                                         ------------    -----------

Loss before income taxes                     (821,397)      (141,656)

Income tax provision (benefit)                 18,974        (32,541)
                                         ------------    -----------
Net loss                                  $  (840,371)    $ (109,115)
                                         ============    ===========
Net loss
  per share of common stock               $      (.22)    $     (.03)
                                         ============    ===========

Weighted average number of common and
  common equivalent shares outstanding      3,854,748      3,541,263
                                         ============    ===========



                        See accompanying notes

                 Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                       For The Three Months Ended
                                                  June 30,
                                            1995           1994
                                         ------------    -----------
Cash flows from operating activities
Net loss                                  $  (840,371)    $ (109,115)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization               233,576        104,318
  Changes in operating assets and
    liabilities:
    Accounts receivable                    (1,161,161)      (811,190)
    Inventory                                (227,763)
    Other current assets                       55,305        (30,424)
    Deferred costs                             (4,878)       (27,088)
    Deposits and other assets                 (70,645)        20,416
    Accounts payable                          164,800        (38,921)
    Accrued expenses                           68,824         (7,181)
    Income taxes payable                       13,272          1,818
    Deferred tuition revenue                1,549,903        734,378
                                         ------------    -----------
Net cash used in
  operating activities                       (219,138)      (162,989)
                                         ------------    -----------

Cash flows from investing activities
Purchase of equipment & leasehold
  improvements                               (151,930)       (14,686)
                                         ------------    -----------
Net cash used in investing
  activities                                 (151,930)       (14,686)
                                         ------------    -----------

Cash flows  from financing activities
Proceeds from revolving line of credit
  and long-term borrowings                  2,225,000
Principal payment on revolving line of
  credit and long-term borrowings          (2,785,000)
Principal payments of capitalized
  lease obligations                          (121,449)       (40,349)
                                         ------------    -----------

Net cash used in
  financing activities                       (681,449)       (40,349)
                                         ------------    -----------


                        See accompanying notes

                 Whitman Medical Corp. and Subsidiaries
           Consolidated Statements of Cash Flows - continued
                              (Unaudited)


                                       For The Three Months Ended
                                                  June 30,
                                            1995           1994
                                         ------------    -----------
Decrease in cash and
  cash equivalents                        $(1,052,521)    $ (218,024)

Cash and cash equivalents at
  beginning of period                       1,658,104      1,369,462
                                         ------------    -----------

Cash and cash equivalents
  at end of period                       $    605,583     $1,151,438
                                         ============    ===========

Supplemental disclosures of cash flow
  information
  Interest paid                          $    228,603     $   19,201
                                         ============    ===========

  Income taxes paid                      $      7,389     $   52,174
                                         ============    ===========

  Equipment and leasehold
    improvements financed through
    capital leases                       $    936,201
                                         ============



                        See accompanying notes

                Whitman Medical Corp. and Subsidiaries
              Notes to Consolidated Financial Statements

                             June 30, 1995
                              (Unaudited)


Reference is made to the financial statements included in the Company's Annual Report on Form 10K for the year ended March 31, 1995.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's 1995 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying financial statements include the accounts of Whitman Medical Corp., and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

Certain June 30, 1994 balances have been reclassified to conform to the current year's presentation.


1.  Acquisition

On December 21, 1994, the Company completed the purchase of Sanford-Brown College, a privately held proprietary business and allied healthcare college. Sanford-Brown was acquired for $3.5 million in cash and $500,000 (98,232 shares) in common stock and contingent consideration of $2.4 million in cash and 510,806 shares of common stock held in escrow at June 30, 1995.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the three months ended June 30, 1995 and 1994 as though the acquisition described above was made at the beginning of each fiscal year:

                                        1995          1994
                                     ----------    -----------
       Revenues                      $6,199,305    $5,016,414
       (Loss) income before taxes      (821,397)      113,036
       Net (loss) income               (840,371)       68,952
       Net (loss) income per share    $    (.22)   $      .02

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations Three Months Ended June 30, 1995
          Compared to Three Months Ended June 30, 1994

          For the three months ended June 30, 1995 (the "1995 June Quarter"), the Company had a net loss of $840,371, or $.22 per share. The 510,806 shares that remain in escrow in connection with the SBC acquisition are not considered outstanding for the purpose of the per share loss computation as their effect is anti-dilutive. For the three month period ended June 30, 1994 (the "1994 June Quarter"), the Company had a net loss of $109,115, or $.03 per share.

          In both periods, virtually all of the Company's revenues were received by its school operations. However, in the 1994 June Quarter, the Company's school operations consisted solely of the Ultrasound Diagnostic School ("UDS"), where as, in the 1995 June Quarter, the school operations also consisted of Sanford-Brown College ("SBC") which was acquired in December 1994.

          During fiscal 1995, with the addition of the CVT and MA programs, UDS began a planned expansion to increase the number of career programs offered, which expansion is expected to be substantially completed during the second half of fiscal 1996. The addition of the new programs requires UDS to incur significant expenses in advance of the expected increases in revenues. Management believes the Company will not realize the benefits from this plan until the fourth quarter of fiscal
1996 when the implementation of its new programs is substantially complete.
          For the 1995 June Quarter the contribution to the operating performance of the Company from each of its two school operations, exclusive of $231,643 of the Company's corporate overhead, was:

                                     UDS                  SBC
                                  ----------          ----------
   Total revenues                 $2,208,134          $3,991,171

   Operating expenses              2,897,505           3,627,337

   Operating (loss) income          (689,371)            363,834

   Interest expense, net              87,750             176,467

   Pretax (loss) income             (777,121)            207,247


SBC interest expense reflects the bank debt associated with its acquisition by the Company.

        The Company had total revenues of $6,199,305 for the 1995 June Quarter, as compared to total revenues of $1,498,939 for the 1994 June Quarter. Of the Company's total 1995 June Quarter revenues, $2,208,134 were earned by UDS and $3,991,171 were earned by SBC.

        UDS revenues increased 47% in the 1995 June Quarter as compared to the 1994 June Quarter, due approximately two-thirds to an increase in enrollment in the new CVT and MA programs and approximately one-third to the increased tuition rate of the general ultrasound program. Enrollment in the UDS general ultrasound program at June 30, 1995 decreased 3% as compared to enrollment at June 30, 1994, but, as a result of the enrollment in the new CVT and MA programs, total enrollment at UDS rose by 47% at June 30, 1995 as compared to total enrollment at June 30, 1994.

        As part of the addition of the CVT and MA programs, additional employees are being hired (administrative and teaching), equipment is being acquired and school facilities are being expanded. As a result, expenses are being incurred in advance of the anticipated increases in enrollments and revenues that management believes will occur from the expansion.

        Cost of educational services were $3,874,480 in the 1995 June Quarter as compared to $991,675 in the 1994 June Quarter. Of the $3,874,480 in the 1995 June Quarter, $1,419,057 was incurred by UDS and $2,455,423 was incurred by SBC.

        At UDS, cost of educational services increased by approximately 43% in the 1995 June Quarter as compared to the 1994 June Quarter. In the 1995 June Quarter, instructor payroll increased by approximately 119%, administrative payroll increased by approximately 38% and facility rent expense increased by approximately 127% as compared to the 1994 June Quarter. Instructor payroll increased due, principally to the addition of instructors to teach the new CVT and MA programs. Administration payroll increased due to the addition of full time school staff necessary to service the increased student population. Facility rent increased because of the relocation or expansion of 11 school facilities to larger, more expensive facilities.

        General and administrative expense was $2,882,005 in the 1995
June Quarter as compared to $636,073 in the 1994 June Quarter. Of the $2,882,005, $1,710,091 was incurred by UDS and $1,171,914 was incurred by SBC.
        At UDS, general and administrative expense increased approximately 169% in the 1995 June Quarter as compared to the 1994 June Quarter. Sales and marketing expenses, including the cost of admission representatives and advertising, increased 508% in the 1995 June Quarter as compared to the 1994 June Quarter. The other major components of general and administrative expense that increased in the 1995 June
Quarter were travel, depreciation and amortization and general office expense, due, principally, to the effect of the expansion plan.

        For accounting purposes, tuition income is recorded as income in the period in which it is earned and any unearned portion is treated as deferred tuition revenue, a liability account. In the 1995 June Quarter deferred tuition revenue increased $1,549,903 as compared to the 1994 June Quarter. At UDS, deferred tuition revenue at June 30, 1995 as compared to March 31, 1995 increased $3,323,408 due, principally, to the increased number of students currently enrolled in UDS and attending classes and to the increased number of students currently enrolled in classes that have not yet begun. At SBC, deferred tuition revenue decreased $1,773,505 at June 30, 1995 as compared to March 31, 1995.

        Liquidity and Capital Resources

        At June 30, 1995, the Company had cash on hand of $917,583, as compared to $1,658,104 at March 31, 1995. Included in cash on hand at June 30, 1995 were $312,000 set aside in accordance with Department of Education regulations to be available for student refunds. Receivables at June 30, 1995 were $15,377,287 (net of an allowance of $1,324,152 for doubtful accounts), compared to receivables of $14,216,126 (net of an allowance of

$1,000,864 for doubtful accounts) at March 31, 1995. Of the $15,377,287 in accounts receivable, $10,721,024 were held by UDS and $4,656,263 were held by SBC.

        The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. At both UDS and SBC, most students receive some form of financial aid under the federal student financial aid programs.

        In order to finance the acquisition of SBC, the Company obtained a bank term loan in the amount of $6,000,000 which is due on April 16, 1996 and is reflected as a current liability on the balance sheet at June 30, 1995. The Company does not expect to have sufficient positive cash flow by April 16, 1996 to repay the entire obligation. The Company intends to seek financing which may include an extension of the due date of the term loan, refinancing of the loan and/or equity financing. If the Company is not able to refinance the term loan it could have a material adverse effect on the Company.

        The Company entered into master equipment leases totalling $2,190,00 to finance the purchase of capital equipment. At June
30, 1995, approximately $300,000 remained available under those leases with which to purchase capital equipment.

        The Company has available to it a working capital facility expiring April 16, 1996 in the amount of $2,500,000. At June 30, 1995, the Company had approximately $1,911,000 available for use from this credit facility as compared to approximately $876,000 available for use at March 31, 1995. Since the recertification of SBC in May 1995, cash flow generated from the operations of SBC, particularly cash received from the federal government, have been applied to reduce the outstanding balance in the working capital facility. Management believes the cash flow from SBC operations will be sufficient to repay the balance on the working capital facility in fiscal 1996. The Company also has a bank line of credit expiring August 31, 1996 in the amount of $500,000 with approximately $25,000 available for use from this credit facility at June 30, 1995.

        In the 1995 June Quarter, the Company used cash in operating activities of $219,138 as compared to $162,989 used in the 1994 June Quarter. UDS used $930,928 in its operations and SBC had positive cash flow from its operations of $711,790.

        At UDS, the cash used in operating activities was due, principally, to the expenditures utilized to expand UDS in advance of the receipt of revenues from anticipated expanded enrollments in existing and new programs and to an increase in accounts receivable. Management believes that UDS will continue to use cash in the first three quarters of fiscal 1996 but by the fourth quarter the UDS planned expansion will begin to generate positive cash flow from operations. Management further believes that the excess cash generated from SBC operations, the availability of the bank line of credit and the working capital facility and the balance available under the master equipment leases will be sufficient to provide the necessary resources to accomplish the expansion of UDS.

                    PART II - OTHER INFORMATION

Item 1.   Legal proceedings

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          None

Item 5.   Other Information.

          In June 1995, the Company entered into a letter of intent which contemplates a transaction whereby all of the shares of MDJB Inc., owner of Colorado Technical College and Concept Communications, would be acquired in exchange for 1,250,000 shares of the Company's Common Stock. Colorado Technical College is a regionally accredited degree granting institution with approximately 1600 students enrolled primarily in computer science, engineering and management programs. Colorado Technical College confers degrees at the associate, bachelor, master and doctoral levels.
          Concept Communications is an advertising agency which provides services to Colorado Technical College and to outside clients. The consummation of the transaction is subject to the fulfillment of a number of conditions. There can be no assurance that a final agreement will be entered into, or if entered into, the terms of any such agreement.

Item 6.   Exhibits and Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Whitman Medical Corp.
                                     (Registrant)



Date: August 14, 1995                   /s/ Randy S. Proto
                                        Randy S. Proto, President



Date: August 14, 1995                    /s/ Joseph Lichtenstein
                                        Joseph Lichtenstein
                                        Vice President and Treasurer