Form 10-Q/A
period 1995-06-30
WHITMAN MEDICAL CORP
filed 1995-10-10
CIK 352183

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q/A


Amendment to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended December 31, 1994.

                               WHITMAN MEDICAL CORP.
                               ---------------------
             (exact name of registrant as specified in its Charter)

                                 Amendment No.1

        The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Current Report on Form 10-Q for the period ended June 30, 1995 to add a Financial Data Schedule:

        Part II - OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                                               WHITMAN MEDICAL CORP.


Date: October 4, 1995                          By: /s/ Randy S. Proto
                                                   ------------------
                                                   Randy S. Proto, President






PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

        Exhibit 27 Financial Data Schedule - electronic filing only