Form 10-Q
period 1995-09-30
WHITMAN MEDICAL CORP
filed 1995-11-14
CIK 352183

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended        September 30, 1995
                                   or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                     to

Commission File Number        0-10819

                         WHITMAN MEDICAL CORP.
         (Exact name of registrant as specified in its charter)

        NEW JERSEY                                       22-2246554
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           485E US Route 1 South, Suite 100, Iselin, New Jersey  08803
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









                 APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


     Class                               Outstanding at November 2, 1995
     -----                               -------------------------------
Common stock, no par value                             4,375,054










                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                Whitman Medical Corp. and Subsidiaries
                      Consolidated Balance Sheets

                                         September 30,     March 31,
                                              1995           1995
                                         -------------     --------
                                          (Unaudited)
ASSETS
Current Assets:

  Cash and cash equivalents               $    722,203    $ 1,658,104

  Restricted cash                              393,276        312,000

  Accounts receivable less allowance
    for doubtful accounts of $1,499,471
    in September 1995 and $1,000,864
    in March 1995                           11,231,548     11,917,551

  Inventories                                  682,800        290,450

  Other current assets                         360,257        520,044
                                         -------------   ------------
Total current assets                        13,390,084     14,698,149


Equipment and leasehold improvements,
  net                                        4,884,672      3,678,239

Marketable securities                          903,750        750,000

Deferred costs, net of accumulated
  amortization of $689,780 in September
  1995 and $553,434 in March 1995              387,237        518,705

Deposits and other assets, net of
  amortization of $69,645 in September
  1995 and $58,998 in March 1995               676,823        449,872

Goodwill, net of accumulated
  amortization of $149,999 in September
  1995 and $113,762 in March 1995            2,564,647      2,572,979

Restricted cash - escrow                     2,400,000      2,400,000
                                         -------------   ------------
                                          $ 25,207,213    $25,067,944
                                         =============   ============


                        See accompanying notes

                Whitman Medical Corp. and Subsidiaries
                Consolidated Balance Sheet - Continued

                                         September 30,      March 31,
                                              1995            1995
                                         -------------   ------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                        $    737,389        829,959

  Accrued expenses                             872,311        764,881

  Income taxes payable                           4,722

  Bank notes payable                         7,290,000

  Current portion of capitalized
    lease obligations                          686,766        391,496

  Deferred tuition revenue                   8,451,675      7,611,638
                                         -------------   ------------
Total current liabilities                   18,042,863      9,597,974


Capitalized lease obligations                2,167,195      1,620,453

Long-term bank notes                                        7,623,621

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value,
    authorized 50,000,000 shares,
    issued and outstanding, excluding
    shares held in escrow, 3,864,248
    shares in September 1995
    and March 1995                           7,029,516      7,008,878

  Additional paid-in capital                   175,000        175,000

  Retained deficit                         (1,728,111)      (324,982)

  Treasury stock, 58,374 shares in
    September 1995 and March 1995            (430,500)      (430,500)

  Net unrealized loss on noncurrent
    marketable securities                     (48,750)      (202,500)
                                         -------------   ------------
Total stockholders' equity                   4,997,155      6,225,896
                                         -------------   ------------
                                          $ 25,207,213    $25,067,944
                                         =============   ============


                        See accompanying notes


                 Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                                        For The Three Months Ended
                                               September 30,
                                            1995           1994
                                         -------------   ------------

REVENUES

  Tuition                                 $ 6,628,182     $1,922,402

  Educational materials and other             582,632         79,722
                                         -------------   ------------

Total revenues                              7,210,814      2,002,124


COSTS AND EXPENSES

  Cost of educational services              4,281,150      1,013,444

  General and
    administrative expenses                 3,224,343        865,489
                                         -------------   ------------


Total costs and expenses                    7,505,493      1,878,933
                                         -------------   ------------

Loss from operations                         (294,679)       123,191

Interest Income                                13,836         13,904
Interest Expense                             (263,268)       (24,341)
                                         -------------   ------------

Loss before income taxes                     (544,111)       112,754

Income tax provision                           18,647         82,173
                                         -------------   ------------

Net (loss) income                         $  (562,758)    $   30,581
                                         =============   ============

Net (loss) income
  per share of common stock               $      (.15)    $      .01
                                         =============   ============

Weighted average number of common and
  common equivalent shares outstanding,
  excluding common shares held in escrow    3,854,851      3,493,802
                                         =============   ============


                        See accompanying notes


                 Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                                          For The Six Months Ended
                                               September 30,
                                            1995           1994
                                         -------------   ------------

REVENUES

  Tuition                                 $12,385,058     $3,401,432

  Educational materials and other           1,025,061         99,810
                                         -------------   ------------

Total revenues                             13,410,119      3,501,242


COSTS AND EXPENSES

  Cost of educational services              8,155,630      2,039,999

  General and
    administrative expenses                 6,106,348      1,466,659
                                         -------------   ------------


Total costs and expenses                   14,261,978      3,506,658
                                         -------------   ------------

Loss from operations                         (851,859)        (5,416)

Interest Income                                25,634         23,092
Interest Expense                             (539,283)       (46,578)
                                         -------------   ------------

Loss before income taxes                   (1,365,508)       (28,902)

Income tax provision                           37,621         49,632
                                         -------------   ------------

Net loss                                  $(1,403,129)    $  (78,534)
                                         =============   ============

Net loss
  per share of common stock               $      (.36)    $     (.02)
                                         =============   ============

Weighted average number of common and
  common equivalent shares outstanding,
  excluding common shares held in escrow    3,854,851      3,493,802
                                         =============   ============


                        See accompanying notes


                Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                         For The Six Months Ended
                                               September 30,
                                              1995           1994
                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $(1,403,129)    $  (78,534)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization               473,372        210,286
  Loss on sale of equipment                    26,425
  Changes in operating assets and
    liabilities:
    Restricted cash                           (81,276)
    Accounts receivable                       686,003     (1,186,622)
    Inventory                                (392,350)
    Other current assets                      159,787        (34,794)
    Deferred costs                             (4,878)       (83,004)
    Deposits and other assets                (217,481)       (42,553)
    Accounts payable                          (92,570)        (4,998)
    Accrued expenses                          107,430         78,690
    Income taxes payable                        4,722         48,261
    Deferred tuition revenue                  840,037        944,149
                                         -------------   ------------
Net cash provided from (used in)
  operating activities                        106,092       (149,119)
                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment & leasehold
  improvements                               (462,313)      (104,248)
Proceeds from sale of equipment                               11,300
                                         -------------   ------------
Net cash used in investing
  activities                                 (462,313)       (92,948)
                                         -------------   ------------

CASH FLOWS  FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term borrowings                  3,850,000
Principal payment on revolving line of
  credit and long-term borrowings          (4,183,621)
Principal payments of capitalized
  lease obligations                          (266,697)       (82,970)
Proceeds from exercise of options-
  common stock                                 20,638
                                         -------------   ------------

Net cash used in
  financing activities                       (579,680)       (82,970)
                                         -------------   ------------


                        See accompanying notes


               Whitman Medical Corp. and Subsidiaries
           Consolidated Statements of Cash Flows - continued
                              (Unaudited)



                                         For The Six Months Ended
                                                September 30,
                                            1995           1994
                                         -------------   ------------

Decrease in cash and
  cash equivalents                          $(935,901)    $ (325,037)

Cash and cash equivalents at
  beginning of period                       1,658,104      1,369,462
                                         -------------   ------------

Cash and cash equivalents
  at end of period                       $    722,203     $1,044,425
                                         =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid                          $    518,086     $   46,575
                                         =============   ============

  Income taxes paid                      $      7,389     $   78,842
                                         =============   ============

  Equipment and leasehold
    improvements financed through
    capital leases                       $  1,160,758     $1,081,660
                                         =============   ============




                       See accompanying notes


                Whitman Medical Corp. and Subsidiaries
              Notes to Consolidated Financial Statements

                          September 30, 1995
                          -------------------
                              (Unaudited)

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

Certain September 30, 1994 balances have been reclassified to conform to the current year's presentation.

Accounts receivable and deferred revenue balances reflect the activity of currently enrolled students. Amounts from future enrollment have been removed.

1.  ACQUISITION

On December 21, 1994, the Company completed the purchase of Sanford-Brown College, a privately held proprietary business and allied healthcare college. Sanford-Brown was acquired for $3.5 million in cash and $500,000 (98,232 shares) in common stock and contingent consideration of $2.4 million in cash and 510,806 shares of common stock held in escrow at September 30, 1995.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the six months ended September 30, 1995 and 1994 as though the acquisition described above was made at the beginning of each fiscal year:

                                        1995          1994
                                   ------------   ------------

       Revenues                     $13,410,119   $10,899,363
       (Loss) income before taxes    (1,365,508)      272,470
       Net (loss) income             (1,403,129)      148,190
       Net (loss) income per share    $    (.36)   $      .04



2. PROBABLE ACQUISITION

On September 12, 1995, the Company entered into an Agreement and Plan of Merger with MDJB, Inc. ("MDJB") pursuant to which MDJB will merge into a wholly owned subsidiary of the Company. Upon the merger of MDJB into the subsidiary, 1,250,000 registered shares of the Company's common stock will be exchanged for all of the outstanding MDJB stock.

The following table summarizes, on an unaudited pro forma basis, the first six months of operations of MDJB for fiscal 1995 and 1994 combined with the results of operations based on the pooling of interests method of accounting of the Company and its subsidiaries for the six months ended September 30, 1995 and 1994 as though the acquisition described above was made at the beginning of each fiscal year:


                                        1995          1994
                                   ------------   ------------

       Revenues                     $18,044,522   $14,876,836
       (Loss) income before taxes      (824,557)      591,149
       Net (loss) income               (862,178)      339,661
       Net (loss) income per share    $    (.17)   $      .07


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

          For the three months ended September 30, 1995 (the "1995 September Quarter"), the Company had a net loss of $562,758, or $.15 per share. The 510,806 shares that remain in escrow in connection with the Sanford-Brown College acquisition are not considered outstanding for the purpose of the per share loss computation as their effect is anti-dilutive. For the three month period ended September 30, 1994 (the "1994 September Quarter"), the Company had net income of $30,581, or $.01 per share.
          In both periods, virtually all of the Company's revenues were generated by its school operations. However, in the 1994 September Quarter, the Company's school operations consisted solely of the Ultrasound Diagnostic School ("UDS"), whereas, in the 1995 September Quarter, the school operations also consisted of Sanford-Brown College ("SBC") which was acquired in December 1994. Therefore, the discussion below of the 1994 September Quarter does not include SBC.
        Total enrollment in the Company's schools has increased from 550 at September 30, 1994 and 2,718 at September 30, 1995. Of this increase 1,505 was attributable to the acquisition of SBC.
          In the 1994 September Quarter, with the addition of the Cardiovascular Technology ("CVT") and Medical Assisting ("MA") programs, UDS began a planned expansion to increase the number of career programs offered. In the 1994 September Quarter, of the two new programs only CVT was offered and it was offered at only two facilities. At September 30, 1995, UDS had substantially completed the expansion of eleven of its fifteen facilities, and the new CVT and MA programs were being offered in those eleven UDS facilities. UDS expects that the remainder of its expansion will be substantially complete by the end of fiscal 1996. The addition of the new programs requires UDS to incur significant expenses in advance of the expected increases in enrollments and, thereafter, revenues. Enrolled students at the UDS schools have increased from 550 at September 30, 1994 to 1,213 at September 30, 1995. However,
management believes the Company will not realize the benefits from the eleven expanded facilities until the fourth quarter of fiscal 1996 when the expected further increase in student enrollment at these facilities has substantially occurred.
          For the 1995 September Quarter, the contribution to the
operating performance of the Company from each of its two school operations, exclusive of $175,713 of the Company's corporate overhead, was:
                               UDS                 SBC
                           ------------       ------------

   Total revenues          $3,159,011          $4,051,803

   Operating expenses       3,659,773           3,670,007

   Operating (loss) income   (500,762)            381,796

   Interest expense, net      131,016             118,416

   Pretax (loss) income          (631,778)        263,380

SBC interest expense reflects the bank debt associated with its acquisition by the Company.
        The Company had total revenues of $7,210,814 for the 1995 September Quarter, as compared to total revenues of $2,002,124 for the 1994 September Quarter. Of the Company's total 1995 September Quarter revenues, $3,159,011 were earned by UDS and $4,051,803 were earned by SBC.


        UDS tuition revenues increased 55%, or $1,051,000, in the 1995 September Quarter as compared to the 1994 September Quarter. Revenues from the general ultrasound program decreased $168,000 and revenues from continuing medical education decreased $101,000 in the 1995 September Quarter as compared to the 1994 September Quarter, as UDS emphasized enrollments in the new programs, but tuition revenue from the CVT program increased $454,000, from $43,000 to $497,000, and tuition revenue from the MA program increased $808,000, from $0 to $808,000. UDS expects to continue to focus on enrollments in the new programs as a means of further growth. Management believes that enrollment and revenues in the general ultrasound program will remain stable or decline slightly.
        As part of the addition of the CVT and MA programs, additional employees were hired (administrative and teaching), equipment was acquired and school facilities were expanded. As a result, expenses are being incurred in advance of the anticipated further increases in enroll-ments and revenues that management believes will continue to occur from the expansion.
        Cost of educational services was $4,281,150 in the 1995
September Quarter ($1,811,128 incurred by UDS and $2,470,022 incurred by SBC) as compared to $1,013,444 for UDS only in the 1994 September Quarter.


        At UDS, cost of educational services increased by 79% in the 1995 September Quarter as compared to the 1994 September Quarter. In the 1995 September Quarter, instructor payroll increased by approximately 82%, from $466,000 to $850,000, administration payroll increased by approximately 68%, from $236,000 to $395,000, and facility rent expense increased by approximately 80%, from $189,000 to $340,000. Instructor payroll increased due, principally, to the addition of instructors to teach the new CVT and MA programs. Administration payroll and facility rent increased because the increased student population and the anticipated further increase in student population was preceded by the relocation or expansion of eleven of the school facilities to larger, more expensive facilities, and the hiring of additional school staff necessary to service a more larger student population.
        General and administrative expense, excluding corporate overhead of $175,713, was $3,048,630 in the 1995 September Quarter ($1,848,645
incurred by UDS and $1,199,985 incurred by SBC) as compared to $865,489 for UDS only in the 1994 September Quarter.
        At UDS, general and administrative expense increased approximately 134% in the 1995 September Quarter as compared to the 1994 September Quarter. Sales and marketing expenses, including the cost of admission representatives and advertising, increased 885%, from $55,000 to $542,000, in the 1995 September Quarter as compared to the 1994 September Quarter. In the 1994 September Quarter the only new program UDS offered was CVT and only in two locations. In order to create market awareness of and generate interest in the new MA and CVT programs, UDS increased advertising expenditures from $55,000 in the 1994 September Quarter to $290,000 in the 1995 September Quarter. In the 1994 September Quarter , UDS had no admissions representatives. In the 1995 September Quarter, in order to enroll the significantly increased number of prospective students, UDS employed a total of 30 admissions representatives in the eleven expanded facilities. Other expenses reflect similar increases consistent with UDS' planned expansion. Expense for UDS' management staff necessary to support the school operations and to deliver student services increased 46%, from $177,000 to $258,000, in the 1995 September Quarter as compared to the 1994 September Quarter.
The other major components of general and administrative expense that increased in the 1995 September Quarter were travel, depreciation and amortization and general office expense due, principally, to the effect of the expansion plan.


        Results of Operations Six Months Ended September 30, 1995 Compared to Six Months Ended September 30, 1994
        For the six months ended September 30, 1995 (the "1995 Six Month Period"), the Company had a net loss of $1,403,129, or $.36 per share. The 510,806 shares that remain in escrow in connection with the SBC acquisition are not considered outstanding for the purpose of the per share loss computation as their effect is anti-dilutive. For the six month period ended September 30, 1994 (the "1994 Six Month Period"), the Company had a net loss of $78,534, or $.02 per share.
        In both periods, virtually all of the Company's revenues were generated by its school operations. However, in the 1994 Six Month Period, the Company's school operations consisted solely of UDS whereas, in the 1995 Six Month Period, the school operations also consisted of SBC which was acquired in December 1994. Therefore, the discussion below of the 1994 Six Month Period does not include SBC.

        For the 1995 Six Month Period the contribution to the operating performance of the Company from each of its two school operations, exclusive of $407,356 of the Company's corporate overhead, was:

                               UDS                 SBC
                           ------------      ------------

   Total revenues          $5,367,145          $8,042,974

   Operating expenses       6,557,278           7,297,344

   Operating (loss) income (1,190,133)            745,630

   Interest expense, net      218,766             294,883

   Pretax (loss) income    (1,408,899)            450,747


SBC interest expense reflects the bank debt associated with its acquisition by the Company.
        The Company had total revenues of $13,410,119 for the 1995 Six Month Period, as compared to total revenues of $3,501,242 for the 1994 Six Month Period. Of the Company's total 1995 Six Month Period revenues, $5,367,145 were earned by UDS and $8,042,974 were earned by SBC.
        UDS tuition revenues increased 50%, or $1,689,000, in the 1995 Six Month Period as compared to the 1994 Six Month Period. Revenues from the general ultrasound program decreased $200,000 and revenues from continuing medical education decreased $82,000 in the 1995 Six Month Period as compared to the 1994 Six Month Period, as UDS emphasized enrollments in the new programs, but tuition revenue from the CVT program increased from $43,000 to $803,000 and tuition revenue from the MA program increased from $0 to $1,090,000. UDS expects to continue to focus on enrollments in the new programs as a means of further growth. Management believes that enrollment and revenue in the general ultrasound program will remain stable or decline slightly.


        As part of the addition of the CVT and MA programs, employees were hired (administrative and teaching), equipment was acquired and school facilities were expanded. As a result, expenses are being incurred in advance of further anticipated increases in enrollments and revenues that management believes will continue to occur from the expansion.
        Cost of educational services were $8,155,630 in the 1995 Six Month Period ($3,230,185 incurred by UDS and $4,925,445 incurred by SBC) as compared to $2,039,999 in the 1994 Six Month Period.
        At UDS, cost of educational services increased by approximately 58% in the 1995 Six Month Period as compared to the 1994 Six Month Period. In the 1995 Six Month Period, instructor payroll increased by approximately 70%, from $904,000 to $1,538,000 as approximately 40 additional instructors were employed at UDS in the 1995 Six Month Period as compared to the 1994 Six Month Period reflecting the staff necessary to deliver the new CVT and MA programs. Administration payroll increased by approximately 47%, $454,000 to $669,000, as additional staff were hired to deliver enhanced services to the growing student body and facility rent expense increased by approximately 76%, from $381,000 to $669,000, because of the relocation or expansion of eleven school facilities to larger, more expensive facilities, in order to accommodate the increased student population.
                                      17






        General and administrative expense, excluding $407,356 in corporate overhead, was $5,698,992 in the 1995 Six Month Period ($3,327,093 incurred by UDS and $2,371,899 incurred by SBC) as compared to $1,466,659 in the 1994 Six Month Period.
        At UDS, general and administrative expense increased approximately 155% in the 1995 Six Month Period as compared to the 1994 Six Month Period. The expenses in most of the categories that comprise general and administrative expense increased because of the increase at UDS of its number of students, the corresponding financial commitment UDS made to support this growth and the commensurate additional operating expenses related to larger facilities and increased student body. The categories that increased in the 1995 Six Month Period as compared to the 1994 Six Month Period and the respective increases were: sales and marketing expenses, including the cost of admissions representatives and advertising, increased $791,000, management employee expense increased $95,000, equipment rental expense increased $51,000, consulting fees increased $113,000, general office supplies increased $177,000, travel expense increased $235,000, depreciation expense increased $119,000 and bad debt expense increased $215,000.


        For accounting purposes, tuition income is recorded as income in the period in which it is earned and any portion not yet earned from active students is treated as deferred tuition revenue, a liability account. At September 30, 1995, deferred tuition revenue increased $840,037 as compared to March 31, 1995. At UDS, deferred tuition revenue at September 30, 1995 as compared to March 31, 1995 increased $3,920,379 due, principally, to the increased number of students currently enrolled in UDS, which was 629 at March 31, 1995 and 1213 at September 30, 1995. At SBC, deferred tuition revenue decreased $3,080,342 at September 30, 1995 as compared to March 31, 1995 due, principally, to the fact that SBC changed its method of recording charges for its programs from academic year based programs to term based program. This change had the effect of reducing the amounts charged to accounts receivable and the amounts recorded as liabilities for revenues not yet earned but did not change the total cost of the programs offered at SBC.

        Liquidity and Capital Resources

        At September 30, 1995, the Company had cash on hand of $1,115,479, as compared to $1,970,104 at March 31, 1995. Included in cash on hand at September 30, 1995 and March 31, 1995 were $393,276 and $312,000, respectively, as cash set aside in accordance with Department of Education regulations to be available for student refunds.
Receivables at September 30, 1995 were $11,231,548 (net of an allowance of $1,499,971 for doubtful accounts), compared to receivables of $11,917,551 (net of an allowance of $1,000,864 for doubtful accounts) at March 31, 1995. Of the $11,231,548 in accounts receivable at September 30, 1995, $8,090,702 were held by UDS and $3,140,846 were held by SBC as compared to $5,031,731 held by UDS and $6,885,820 held SBC at March 31, 1995. Receivables held by UDS increased at September 30, 1995 from March 31, 1995 because of the increase in the UDS student population. Receivables held by SBC decreased at September 30, 1995 from March 31, 1995, even though the SBC student population increased because of the change in its charging method to term based programs.
        The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. At both UDS and SBC, most students receive some form of financial aid under the federal student financial aid programs.
        In order to finance the acquisition of SBC, the Company obtained a bank term loan in the amount of $6,000,000 which is due on April 16, 1996 and is reflected as a current liability on the balance sheet at September 30, 1995, resulting in a working capital deficit. The Company does not expect to have sufficient positive cash flow by April 16, 1996 to repay the entire obligation. The Company intends to seek financing which may include an extension of the due date of the term loan, refi-nancing of the loan and/or equity financing. If the Company is not able to refinance the term loan it could have a material adverse effect on the Company.

        The Company entered into master equipment leases totalling $2,190,00 to finance the purchase of capital equipment. At September 30, 1995, approximately $300,000 remained available under those leases with which to purchase capital equipment.
        The Company has available to it a working capital facility expiring April 16, 1996 in the amount of $2,500,000. At September 30, 1995, the Company had approximately $1,210,000 available for use from this credit facility as compared to approximately $876,000 available for use at March 31, 1995. Since the recertification of SBC as a participant in the federal student financial aid programs in May 1995, cash flow generated from the operations of SBC, particularly cash received from the federal government, has been applied to reduce the outstanding balance in the working capital facility and has repaid all monies borrowed under the working capital facility to fund the SBC change of ownership. The $2,500,000 working capital facility was opened originally to fund the operations of SBC during the change of ownership. As SBC has positive cash flow and has repaid the amount it used to fund its operations, the working capital facility is being used to help fund UDS during its expansion. Management believes the Company will have sufficient cash flow to repay the working capital facility by April 16, 1995. The Company also has a bank line of credit expiring August 31, 1996 in the amount of $500,000 with the full amount available for use from this credit facility at September 30, 1995.

        In the 1995 Six Month Period, the Company had positive cash flow from operating activities of $106,092 as compared to using cash in its operations of $149,119 in the 1994 Six Month Period. Of the $106,092 positive cash flow from operations, UDS used $1,303,550 in its operations and SBC had positive cash flow from its operations of $1,409,647.
        At UDS, the cash used in operating activities was due, principally, to the expenditures utilized to expand UDS in advance of the receipt of revenues from expanded enrollments in new programs and to an increase in accounts receivable. Management believes that UDS will continue to use cash in the third quarter of fiscal 1996 but by the fourth quarter the UDS planned expansion will begin to generate positive cash flow from operations. Management further believes that the excess cash generated from SBC operations, the availability of the bank line of credit and the working capital facility and the balance available under the master equipment leases will be sufficient to provide the necessary resources to accomplish the expansion of UDS.
Management further believes it will be able to extend or refinance the $6,000,000 term loan due April 16, 1995 which will result in positive working capital. If, however, the Company is unable to extend or refinance the term loan it will have a material adverse effect on the Company.

                    PART II - OTHER INFORMATION

Item 1.   Legal proceedings

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          Reference is made to the Report on Form 8-K dated September 12, 1995 in which the Company reported that it had entered into an Agreement and Plan of Merger with MDJB, Inc. (MDJB) pursuant to which MDJB will merge into a wholly owned subsidiary of the Company. MDJB, a privately held company, is the owner of the operator of Colorado Technical University a regionally accredited degree granting institution with an enrollment of approximately 1600 students enrolled primarily in computer science, engineering and management programs. Upon the merger, 1,250,000 registered shares of the Company's common stock will be exchanged for all of the outstanding MDJB stock.

          Exhibit 11, Computation of Net Loss Per Share of Common
          Stock

          Exhibit 27, Financial Data Schedule


                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Whitman Medical Corp.
                         ------------------------------------------
                                     (Registrant)



Date: September 14, 1995 /s/  Randy S. Proto
                         ------------------------------------------
                         Randy S. Proto, President



Date: September 14, 1995 /s/  Joseph Lichtenstein
                         ------------------------------------------
                         Joseph Lichtenstein
                         Vice President and Treasurer