Form 10-K/A
period 1995-03-31
WHITMAN MEDICAL CORP
filed 1996-01-19
CIK 352183

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1995

                           Commission file number 1-13722


                             WHITMAN MEDICAL CORP.
            (Exact name of registrant as specified in its charter)

            New Jersey                                        22-2246554
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

485 Building E, U.S. Highway One South
               Iselin, New Jersey                             08830-3005
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code (908) 636-3640

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
-------------------             -----------------------------------------
Common Stock, no par value              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 13,1995 was $13,657,607. On such date the closing price of the Common Stock on the American Stock Exchange was $5.875.

         The number of shares outstanding of registrant's common stock, as of June 13, 1995, was 3,978,879.

         Documents incorporated by reference.  None

                                    PART I

Item 7.  Management Discussion and Analysis
                  of Financial Condition and Results of Operations

                  Results of Operations Fiscal Year 1995 Compared to 1994







          In fiscal 1995, Whitman had a net loss of $354,979, or $.10 per share. The 510,806 shares that remain in escrow in connection with the SBC acquisition are not considered outstanding for the purposes of the per share loss computation as their effect is anti-dilutive. In fiscal 1994, Whitman had net income of $213,561, or $.06 per share.

          Whitman had total revenues of $11,759,258 for fiscal 1995, as compared to total revenues of $6,158,203 for fiscal 1994. For fiscal year 1995, virtually all of Whitman's revenues were generated by its school operations. Beginning on December 21, 1994 and for the period through the fiscal year ended March 31, 1995, Whitman's school operations also included the activities of its wholly-owned subsidiary Sanford-Brown College, Inc. Of Whitman's total fiscal 1995 revenues, $7,570,591 were earned by UDS and $4,188,667 were earned by SBC.

          In fiscal 1995, the contribution to the operating performance of Whitman from each of its two school operations, UDS and SBC, was:


                             UDS             SBC
                             ---             ---
Total revenues            $ 7,570,591    $ 4,188,667
Operating expenses          7,787,622      3,761,095
Operating (loss) income      (217,031)       427,572
Interest expense, net         135,993        132,057
Pretax (loss) income         (353,024)       295,515


          SBC interest expense includes $148,062 attributable to the bank debt associated with its acquisition by Whitman. Pretax loss and income of each subsidiary does not include any attribution of Whitman's corporate overhead of $330,405.

182431-1

                                       3






          UDS' revenues increased 23% in fiscal 1995 as compared to fiscal 1994. The increase was due, almost equally, to the increased tuition rate of the general ultrasound program and to an increase in enrollment in career programs attributable to the new CVT and MA programs.

          Enrollment in the general ultrasound program at March 31, 1995 declined 11% compared to enrollment at March 31, 1994 due, principally, to the cancellation of three classes scheduled to start in fiscal 1995 and to a decrease in retention in the general ultrasound program from 91% in fiscal 1994 to 86% in fiscal 1995.

          Starting with the November 1993 class, an expanded general ultrasound program with an increased tuition rate was offered in nine UDS facilities; and all UDS facilities offered the expanded program starting with the February 1994 class. UDS tuition increase affected approximately 79% of the students whose tuition was recognized as revenues for fiscal 1995. In fiscal 1995 all students newly enrolled in the general ultrasound program pay the higher tuition. The expanded program required additional expenditures for instructors and equipment. Demand for the general ultrasound program remains stable and UDS has increased the tuition rate in fiscal 1996. Management believes the planned increase in the general ultrasound tuition rate will not have an adverse effect on enrollment and ultimately will result in increased revenues and profits.

          Revenues from continuing medical education (CME) courses decreased by approximately 10% in fiscal 1995 compared to fiscal 1994 due, principally, to a decrease in revenue from the MRI course. Management believes that interest in this specialty has waned. Revenues from UDS' other CME courses increased in fiscal 1995 compared to 1994. Management believes the CME courses will continue to offer an opportunity to increase revenues per facility.

          During fiscal 1995, UDS began a planned expansion to increase the number of career programs offered. Two new programs, the CVT program and the MA program, are being phased in during fiscal 1995 and 1996. When the expansion is complete, each UDS facility will have quadrupled, on the average, its number of full-time employees. Teaching and other personnel have been hired. To teach the program and better equip its ultrasound laboratories, UDS acquired state- of-the-art color flow doppler scanning machines for all of its teaching facilities. To accommodate the MA program, school facilities had to be expanded and new specialized rooms added. During fiscal 1995, UDS expanded 11 of its 15 teaching facilities to accommodate the MA program and acquired computers, laboratory equipment and furniture for those facilities. The remaining four facilities will be similarly expanded and equipped in fiscal 1996. Management believes Whitman will not realize the benefits from this plan until the fourth quarter of fiscal 1996 when the physical expansion of the UDS facilities and the implementation of its new programs are substantially complete. Management believes that the additional programs will increase revenues and generate profits by more efficient utilization of the individual UDS teaching facilities.

          Cost of educational services were $6,179,696 in costs in fiscal 1995 as compared to $3,415,312 in fiscal 1994. Of the $6,179,696 in costs in fiscal 1995, $4,294,618 was incurred by UDS and $1,885,078 was incurred by SBC.

182431-1
                                      4

          At UDS, cost of educational services increased approximately 26% in fiscal 1995 as compared to fiscal 1994. The major components of this category that increased in fiscal 1995 were instructor payroll, administrative and sales payroll, rent expense and the cost of books offered for sale. Instructor payroll increased in fiscal 1995 due, principally to the addition of instructors to teach the new CVT and MA programs and to the increased cost of teaching the expanded general ultrasound program. Administration and sales payroll increased in fiscal 1995 because of the addition of full-time school sales and administrative staff necessary to operate the expanded school facilities. Facility rent increased in fiscal 1995 because of the relocation or expansion of 11 school facilities to larger, more expensive quarters. Books were offered for sale to students for the first time in fiscal 1995.

          General and administrative expense was $5,699,426 in fiscal 1995 as compared to $2,427,051 in fiscal 1994. Of the $5,699,426, $3,823,409 was incurred by UDS, representing an increase of approximately $1,400,000, and $1,876,017 was incurred by SBC.

          At UDS, general and administrative expense increased approximately $1,400,000 or 58% in fiscal 1995 as compared to fiscal 1994. Payroll increased approximately $392,000, from approximately $925,000 to approximately $1,317,000, in fiscal 1995. The increase was due, primarily, to the addition of employees at the corporate office to provide the management structure necessary to operate the presently expanded schools and the future planned school expansions and to the addition of employees at the schools to provide expanded levels of student services. Bad debt expense at UDS increased approximately $331,000, from approximately $71,000 to approximately $402,000, in fiscal 1995. The following table reflects the activity in the allowance for doubtful accounts and bad debt expense for fiscal 1995:

Allowance for doubt-        Twelve              December 21, 1994
ful accounts roll-       months ended             to March 1995
forward                 March 31, 1995                                  Consolidated
                             UDS                        SBC                WHITMAN
---------------------   --------------          -----------------       -------------
Beginning balance          $138,582                  $943,999             $1,082,581
Bad debt expense            402,304                   429,078                831,382
Charged off during year    (394,132)                 (518,967)              (913,099)
Ending balance             $146,754                  $854,110             $1,000,864

UDS increased the amount of allowance for doubtful accounts charged to expense in fiscal 1995, in part, to reflect the increase in accounts receivable outstanding from students in the Cleveland and Dallas facilities. The Cleveland and Dallas facilities were not able to utilize Title IV program funds until the fourth quarter of fiscal 1995 and a number of sudents completed their programs with substantial unsecured, unpaid balances. UDS evaluated the balances and consistently applied its reserve calculation to determine the associated bad debt expense. In addition, UDS identified and charged off $262,000 in fiscal 1995. During fiscal 1995, credit terms and collection procedures did not change significantly. Depreciation and amortization increased $163,000, from $313,000 to $476,000 in fiscal 1995, principally, because of the expenses associated with $1,200,000 of new capital equipment and leasehold improvements acquired primarily in fiscal 1995. These capital items were acquired in connection with the new CVT program and to improve the equipment used in the existing ultrasound program. Advertising expense increased $68,000, from $271,000 to $339,000 in fiscal 1995, due to the increased level of advertising necessary to acquire the additional students for the newly available programs in conjunction with the expansion plan. Travel expense increased $79,000 from $89,000 to $168,000 in fiscal 1995. The increase reflects travel and meetings conducted in order to train personnel and prepare facilities for the planned school expansion. General administrative expenses, including professional fees, increased $111,000, from $392,000 to $503,000 in fiscal 1995. The increase in these expenses reflects the additional costs of operating the expanded corporate office and expanded school facilities and the costs associated with the anticipated additional future expansion.

          Whitman has been able, and anticipates that at current rates of inflation it will continue to be able, to increase tuition to accommodate increases in costs due to inflation.

          For accounting purposes, tuition income is recorded as income in the period in which it is earned and any unearned portion is treated as deferred tuition revenue, a liability account. In fiscal 1995 deferred tuition revenue increased $3,122,639 as compared to fiscal 1994; of the increase, $1,617,586 was attributable to SBC and $1,505,053 to UDS. At UDS, the increase in deferred tuition revenue was due, principally, to the fact that most of the deferred tuition revenue per student enrolled at March 31, 1995 was at a higher tuition rate than the deferred tuition revenue per student enrolled at March 31, 1994.

          SFAS #115. The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standard No. 115 Accounting for
Certain Investments in Debt and Equity Securities ("SFAS #115"). Whitman adopted SFAS #115 in fiscal year 1995 which had no material impact on its financial position or results of operations.

182431-1
                                      5

Results of Operations Fiscal Year 1994 Compared to 1993

          In fiscal 1994, Whitman had net income of $213,561, or $.06 per share. In fiscal 1993, Whitman had a net loss of $280,263, or $.08 per share consisting of a loss from continuing operations of $115,318 ($.03 per share) and a loss from discontinued operations of $164,945 ($.05 per share).

          Whitman had revenues of $6,158,203 for fiscal 1994, as compared to revenues of $4,268,406 for fiscal 1993. All but an insignificant amount of the Company's revenues in fiscal 1994 were received from UDS. Revenues increased in fiscal 1994 due to increases in enrollment and tuition. Enrollment in the general ultrasound program increased by 26% in fiscal 1994 as compared to fiscal 1993. During fiscal 1993 four facilities were opened. Two of the four new facilities made no significant impact on fiscal 1993 revenues but did so on fiscal 1994 revenues.

          UDS revenues for fiscal 1993 were reduced because of two events in Massachusetts. The relocation of the Massachusetts facility from Norwood to Marlborough, Massachusetts disrupted recruitment for the February 1993 class and the class was canceled. In addition, tuition refunds were made to settle claims of students enrolled at the Massachusetts facility, principally in the February 1991 class. Professional fees were incurred in fiscal 1993 in connection with these claims. All the claims were resolved and management believes that these charges and expenses were one time and non-recurring in nature. Fiscal 1993 revenues also suffered from a low enrollment in the spring 1992 class. Revenues from continuing medical education courses increased from $276,470 in fiscal 1993 to $583,005 in fiscal 1994. The increase was due, primarily, to the MRI course which UDS offered in nine facilities in the second quarter of fiscal 1994 and 15 locations in the fourth quarter of fiscal 1994.


          Cost of educational services increased $858,000 in fiscal 1994 as compared to fiscal 1993. In fiscal 1994, cost of sales and services related entirely to the operations of UDS. The two major components of this category that increased were payroll and facility rent. School related payroll increased $587,000, from $1,572,000 to $2,159,000 in fiscal 1994.
Facility rent increased $241,000 from $448,000 to $689,000 in fiscal 1994. These increases reflected a year of operating expenses in fiscal 1994 of the newly opened facilities (Houston and Dallas, Texas, Jacksonville, Florida, Pittsburgh, Pennsylvania, and Cleveland, Ohio) compared to a partial year of operating expenses for those same facilities in fiscal 1993. In addition, in fiscal 1994 UDS relocated two facilities (Philadelphia, Pennsylvania and Iselin, New Jersey) to larger, more costly premises.

   In fiscal 1994, UDS incurred general and administrative expense of $2,427,051, an increase of $597,000 as compared to fiscal 1993. Payroll increased $153,000, from $555,000 to $708,000, in fiscal 1994. Depreciation and amortization increased $136,000, from $202,000 to $338,000 in fiscal 1994, principally, because of the expenses associated with $350,000 of new capital equipment and leasehold improvements acquired in fiscal 1994. These capital items were acquired, primarily, to enable UDS to improve the equipment used in its existing ultrasound program and to prepare to offer its new CVT program. Advertising expense increased $133,000, from $154,000 to $287,000 in fiscal 1994, due to the increased level of advertising to attract students to enroll in its new school facilities. Fees related to a proposed acquisition of $155,000 were incurred in fiscal 1994 as compared to $77,000 in fiscal 1993. When it was determined the acquisition would not be consummated, the related costs were expensed in the period.


182431-1
                                      6

          At March 31, 1994 deferred tuition revenue totaled $3,348,829 as compared to $2,698,620 at March 31, 1993. The increase in deferred tuition revenue was due to the fact that the number of students enrolled at March 31, 1994 was greater than at March 31, 1993, and that most of the deferred tuition revenue per student enrolled at March 31, 1993 was at a lower tuition rate than the deferred tuition revenue per student enrolled at March 31, 1994.


   UDS revenues for fiscal 1993 were reduced because of two events in Massachusetts. The relocation of the Massachusetts facility from Norwood to Marlborough, Massachusetts disrupted recruitment for the February 1993 class and the class was cancelled. In addition, tuition refunds in the amount of approximately $42,000 were made to settle claims of students enrolled at the Massachusetts facility, principally in the February 1991 class. Professional fees were incurred in fiscal 1993 in connection with these claims. All the claims were resolved and management believes that these charges and expenses were one-time and non-recurring. Fiscal 1993 revenues also suffered from a low enrollment in the spring 1992 class. Revenues from continuing medical education courses increased from $276,470 in fiscal 1993 to $583,005 in fiscal 1994. The increase was due, primarily, to the MRI course which UDS offered in nine facilities in the second quarter of fiscal 1994 and fifteen locations in the fourth quarter of fiscal 1994.

   In fiscal 1993, revenue increased 11% or $419,000. UDS opened four new school facilities in fiscal 1993. Houston, Texas opened in June 1992, Jacksonville, Florida opened in December 1992, Dallas, Texas and Pittsburgh, Pennsylvania both opened in March 1993. Of the $419,000 increase in fiscal 1993 revenues over fiscal 1992, $397,000 was due directly from the revenue of the four new school facilities. The remaining increase, $22,000, was due to the increase in tuition charges.

   In fiscal 1994, revenue increased approximately 44% or $1,890,000. Of the increased revenue, $213,000 was due to the tuition increase which took effect in eight school facilities in November 1993 (Atlanta, Georgia, Houston and Dallas, Texas, Pittsburgh and Philadelphia, Pennsylvania, Pompano Beach, Tampa and Jacksonville, Florida) and the remaining seven school facilities in February 1994. The remainder of the increased revenue, $1,677,000, was due to the revenue from the five new school facilities (Houston and Dallas, Texas, Pittsburgh, Pennsylvania, Jacksonville, Florida and Cleveland, Ohio). Of the five new school facilities, one was opened in June 1992, one was opened in December 1992, two were opened in March 1993 and one was opened in June 1993.

          Whitman discontinued its medical device business in fiscal 1993. Revenues from that business were not significant in fiscal 1993, and Whitman incurred losses totaling $164,945, net of a federal income tax benefit of $55,088 which arose from the utilization of a net operating loss carry back of approximately $190,000. Whitman plans to dispose of its remaining patents and related medical device products.

                  Liquidity and Capital Resources

                  At March 31, 1995, the Company had cash on hand of $1,970,104, as compared to $1,369,462 at March 31, 1994. The increase in cash on hand was due, primarily, to the receipt by the Company of approximately $908,000 from Frost-Nevada in March 1995 upon the exercise of stock purchase warrants (See, "Certain Relationships and Related Transactions"). Included in cash on hand at March 31, 1995 were $312,000 set aside in accordance with Department of Education regulations to be available for student refunds. Receivables at March 31, 1995 were $14,216,126 (net of an allowance of $1,000,864 for doubtful accounts), compared to receivables of $5,399,170 (net of an allowance of $138,582 for doubtful accounts) at March 31, 1994. Of the $14,216,126 in accounts receivable, $7,330,306 was held by UDS and $6,885,820 was held by SBC.

                  The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. At both UDS and SBC, most students receive some form of financial aid under the Title IV federal student financial aid programs. Disbursements under each program are subject to disallowance and repayment by the Schools. At present, SBC has an open program review on its Title IV activity for the award years 1992 through 1994. No determination as to whether a liability exists or the amount of liability, should one exist, can be made. Accordingly, no contingency is reflected. UDS has no known liabilities related to its Title IV programs. Should the Schools be limited, suspended or terminated from the Title IV programs, from which UDS and SBC receives 66% and 76% of its funding, respectively, the result would have a material negative impact on the results of operations, liquidity and net worth of the Company. The Company will continue to evaluate the effect of any changes in these contingencies and, as determinable, will reflect their impact in the financial statements. At present, there are no known environmental contingencies or issues.

                  The Company has entered into master equipment leases totaling $2,190,000 to finance the purchase of capital equipment. At March 31, 1995, approximately $700,000 remained available under those leases with which to purchase capital equipment.
                  The Company has available to it a bank line of credit expiring August 31, 1996 in the amount of $500,000 and a working capital facility expiring April 16, 1996 in the amount of $2,500,000. At March 31, 1995, the entire bank line of credit was available for use and the working capital facility had approximately $876,000 available for use. Since March 31, 1995, cash flow generated from the operations of SBC, particularly cash received from the federal government upon the recertification of SBC in May 1995, have been applied to reduce the outstanding balance in the working capital facility. Management believes the cash flow from SBC operations will be sufficient to repay the balance on the working capital facility in fiscal 1996.
                  In fiscal 1995, the Company used cash in operating activities of $2,687,421 as compared to $706,497 used in fiscal 1994. Of the $2,687,421 in cash used in operating activities in fiscal 1995, UDS used $1,328,993 in operations and SBC used $1,358,428 in operations.
                  At UDS, the cash used in operating activities was due, principally, to the expenditures utilized to expand UDS (management, staff, programs, equipment and size of facilities) in advance of the receipt of revenues from anticipated expanded enrollments in existing and new programs and to an increase in accounts receivable. The increase in accounts receivable was due, principally, to the increase in the tuition rate of the general Ultrasound program and to the delay until the fourth quarter of fiscal 1995 that the Cleveland and Dallas facilities experienced in receiving approval for participation in Title IV programs. Title IV money is received periodically by the institution at points determined by Title IV regulations based upon the program in which the student is enrolled and attending. At UDS, historically, revenue has recognized in advance of the related cash flow. In addition, once a facility is approved to participate in the programs there is a delay of several months before funds are received by the institution. At March 31, 1995, accounts receivable related to the Cleveland and Dallas facilities were approximately $850,000. Management believes that UDS will continue to use cash in the first three quarters of fiscal 1996 but by the fourth quarter the UDS planned expansion will begin to generate positive cash flow from operations. Management further believes that the excess cash generated from SBC operations, the availability of the bank line of credit and the working capital facility and the balance available under the master equipment leases will be sufficient to provide the necessary resources to accomplish the expansion of UDS.
                  On December 21, 1994 as a result of its change of ownership, SBC was automatically required to cease awarding and disbursing Title IV funds to many of its students, pending recertification by the United States Department of Education. The cash used in operating activities at SBC in fiscal 1995 was due to the decertification of SBC. SBC was recertified to participate in Title IV programs in May 1995. In anticipation of the negative impact on cash flow caused by this process, the Company, on the guaranty of Frost-Nevada, obtained the $2,500,000 working capital facility. Upon recertification most of the Title IV funds for student tuitions which were delayed have been or will be recoverable from the government. SBC has established long term tuition payment plans with the students for the funds which are not recoverable. Management believes that any negative impact upon bad debts will not be material.
                  UDS and SBC have been approved for participation in the federal government's program of direct lending beginning in July 1995. Direct lending provides Title IV loans to eligible students directly from the federal government bypassing traditional lending institutions. Management believes participation in direct lending will have a positive affect on cash flow.
                  As part of the recertification process the Department of Education conducted program reviews of SBC. As a result of the program reviews the Department of Education placed SBC on reimbursement for certain Title IV programs, the only such program significant to SBC being the Pell Grant program. Management believes that although reimbursement will result in some delay in receipt of Pell Grant revenues, SBC will continue to generate positive cash flow sufficient for its operating requirements and to repay the working capital loan.

                  In order to finance the acquisition of SBC, the Company obtained a bank term loan in the amount of $6,000,000 which is due on April 16, 1996. The loan could not be obtained by the Company without the guaranty of Frost-Nevada. The Company does not expect to have sufficient positive cash flow by April 16, 1996 to repay the entire obligation. The Company intends to seek financing which may include an extension of the due date of the term loan, refinancing of the loan and/or equity financing. There are no assurances that the Company will continue to have the Frost-Nevada guaranty available to it. If the Company is not able to refinance the term loan it could have a material adverse effect on the Company's net income (loss), liquidity and equity.

                                   PART III


Item 11.  Executive Compensation
                  Tables I, II and III set forth the compensation and stock options paid, accrued or issued by the Company with respect to the executive officers of the Company. The Company has no stock appreciation or long term incentive plans.


                                    TABLE I
                          Summary Compensation Table

                                           Annual Compensation
---------------------------------------------------------------------------------------------------------

                                                                                         Other Annual
Name and Principal          Year ended                                                   Compensation
Position                    March 31,1995               Salary ($)      Bonus ($)        ($)  (1)
--------------------------  -------------               ----------      ---------        ---------------------
Randy Proto(2)              1995                            43,269(3)             0                     0
President                   1994
                            1993
Marvin Gordon               1995                           115,758                0                 1,670
Vice President              1994                           115,758                0                 1,713
                            1993                           109,425                0                 1,653
Joseph Lichtenstein         1995                           115,758                0                 1,716
Vice President              1994                           115,758                0                 1,629
                            1993                           109,425                0                 1,674

                        Long Term Compensation
                        --------------------------------------------------------------------------
                        Award              Payouts
                        --------------- ---------------------  ------------- ---------------------
                        Restricted
                        Stock                                  LTIP          All Other
                        Award(s)        Options/SARs           Payouts       Compensation
                        ($)             (#)                    ($)           ($)
                        --------------- ---------------------- ------------  -------------
Randy Proto                          0               275,000              0           0
President

Marvin Gordon                        0                     0              0           0
Vice President                       0                     0              0           0
                                     0               100,000              0           0
Joseph Lichtenstein                  0                     0              0           0
Vice President                       0                     0              0           0
                                     0               100,000              0           0


------------------------------------------------------------

(1)      The Company provides use of a corporate automobile.
(2) Mr. Proto succeeded Mr. Marvin Gordon as the Company's President effective November 25, 1994.
(3)      Based on Mr. Proto's annual salary of $150,000.

                                   TABLE II
                    Option/SAR Grants during the Year ended
                                March 31, 1995




                                      Individual Grants
------------------------ -------------------------------------------------------  -----------------------
                         Number of
                         Securities
                         Underlying            % of Total Options/SARs
                         Options/SARs          Granted to Employees in            Exercise or Base
Name                     Granted (#)           Fiscal Year                        Price ($/Share)
----                     ---------------       ---------------------------------  -----------------
Randy Proto                      275,000                      72.9%                         $4.25
Marvin Gordon                       0                           0                             0
Joseph Lichtenstein                 0                           0                             0


                                                        Potential Realizable
                                                        Value at Assumed
                                                        Annual Rates of
                                                        Stock Price
                                                        Appreciation for
                                                        Option Term
                          ----------------------  ------------------------------------------
                           Expiration
                              Date                      5%                10%
                          -------------           -----------------  ------------
Randy Proto                 11/24/04                1,903,771          3,031,437
Marvin Gordon                  0
Joseph Lichtenstein            0



                                   TABLE III

                    Aggregated Option/SAR Exercises in 1995
                   and Options/SAR Values at March 31, 1995

                                                                            Number of
                                                                            Securities                           Value of
                                                                            Underlying                           Unexercised
                                                                            Unexercised                          In-the-Money
                                                                            Options/SAR                          Option/SARs
                                                                            at March 31, 1995                    at March 31, 1995
                                Shares Acquired          Value Realized     (#) Exercisable/                     ($) Exercisable/
Name                            on Exercise (#)                ($)          Unexercisable                        Unexercisable
----                            ----------------         --------------     -------------                        -------------
Randy Proto                              0                      0               275,000 (1) (2)U                     653,125 U
Marvin Gordon                        5,000                      0 (3)           100,000 (1) E                        225,000 E
Joseph Lichtenstein                 15,000                      0 (3)           100,000 (1) E                        225,000 E
--------------------------------------

(1)      These represent unexercised options.
(2)      These shares vest over five years.  At March 31, 1995, 0 (zero) shares were vested.
(3)      The exercise price exceeded the market price at the date of exercise.
--------------------------------------

E        Exercisable
U        Unexercisable

                  Randy S. Proto receives an annual salary of $150,000. He has no employment agreement with the Company. In consideration of Mr. Proto's agreement to enter the employ of the Company and become its President, Mr. Proto was granted options to purchase 275,000 of the Company's Common Stock at a price of $4.25 a share. The options granted Mr. Proto vest over a period of five years. The first portion of those options vest on November 25, 1995.
                  Messrs. Gordon and Lichtenstein had identical employment agreements that expired on April 5, 1995 which provided for basic salaries of $100,000 each per annum adjusted for any increase in the cost of living. With the expiration of his employment agreements, Mr. Lichtenstein has continued to receive the same salary as before. Mr. Gordon's duties and functions with the Company have been reduced since the expiration of his employment agreement and his salary has been reduced commensurately.
                  The Company's Directors and Consultants Stock Option Plan provides that once a year members of the Company's Board of Directors who are not employees of the Company automatically receive stock options in accordance with a formula award. In fiscal 1995, pursuant to that provision, options at an exercise price of $4.88 a share were automatically granted to Dr. Frost (25,000 shares), Mr. Kaye (5,000 shares) and Mr. Pfenniger (5,000 shares). In addition, in connection with their joining the Board of Directors in fiscal 1995, Messrs. Borsting and Knight were granted options to purchase 5,000 shares each at a price of $6.375 per share under the Directors and Consultants Stock Option Plan.

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management

                  The following table sets forth information as of June 1, 1995 concerning stock ownership of all persons known by the Company to own beneficially five (5%) percent or more of the Company's Common Stock. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by each person set forth herein.


                           Amount and
                           Name and Address of                         Beneficial                    Percent
Title of Class             Beneficial Holder                           Ownership                    of Class
--------------             -------------------                         ----------                   ---------
Common Stock               Marvin Gordon                               207,983 (1)                     5.1%
                           20 Ivy Court
                           Perrineville
                           New Jersey  08535
Common Stock               Joseph Lichtenstein                         221,983 (1)                     5.4%
                           101 Devon Road
                           Colonia
                           New Jersey  07067
Common Stock               Frost-Nevada,                             1,923,814 (2)                    43.7%
                           Limited Partnership
                           3500 Lakeside Court
                           Suite 200
                           Reno, Nevada  89509
Common Stock               Azure Limited (4)                           600,000                       15.1%
                           c/o Charter Management
                               Limited
                           P.O. Box 134
                           Town Mills
                           Trinity Square
                           St. Peter Fort
                           Guernsey Channel Islands
Common Stock               SBC Liquidating, Inc.                        98,232 (3)                     2.5%

(1) Includes 100,000 shares which can be obtained by the exercise of stock options within 60 days.

(2) Includes 425,000 shares which can be obtained by the exercise of stock purchase warrants within 60 days and 75,000 shares which can be obtained by Dr. Phillip Frost by the exercise of stock options within 60 days. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act.

(3) Does not include 510,806 shares registered in the name of SBC Liquidating, Inc. that are held in escrow. In connection with the purchase by the Company of Sanford-Brown College, 609,038 shares of the Company's Common Stock were registered in the name of SBC Liquidating, Inc. and were delivered into escrow under an agreement which provides for the return to the Company of all or a portion of the escrowed shares upon the occurrence of certain contingencies. Mr. James Combs, the prior owner of SBC, is the sole shareholder of SBC Liquidating, Inc. Among other things, all of the shares were required to be returned to the Company if the United States Department of Education failed to recertify SBC for participation on the Title IV programs.
         SBC Liquidating, Inc. disclaimed beneficial ownership of the escrowed shares. In May of 1995 SBC was recertified by the United States Department of Education and 98,232 of the escrowed shares were delivered to SBC Liquidating, Inc. The balance of the escrowed shares remain in escrow and continue to be subject to return to the Company upon the occurrence of certain contingencies. SBC Liquidating, Inc. has disclaimed beneficial ownership of any of the shares except for the 98,232 delivered to it out of escrow.

(4) Azure Limited holds the referenced shares as Trustee for the benefit of Charter Trust Company Limited ("Charter"), a limited liability corporation oranized under the laws of Guernsey, a Channel Island which is part of the United Kingdom. Charter holds such shares through Azure Limited, as Trustee, for the I. Kaye Family Trust (the "Trust"), which was created by Mr. Isaac Kaye, a director of Whitman, in March 1988. The beneficiaries of the Trust includes Mr. Kaye's children and remote issue (including their spouses) of Mr. Kaye's father, any person or class of persons selected by the trustee of the Trust and such charities as the trustee shall from time to time select; provided, however, that neither the trustee, Mr. Kaye or his spouse (during the lifetime of Mr. Kaye), nor any other person excluded by the trustee may be a beneficiary of the Trust. Mr. Kaye disclaims beneficial ownership of the shares owned by the Trust.

                  The following table sets forth information as of June 1, 1995 concerning the number of shares of Common Stock beneficially owned by each director and officer and by all directors and officers of the Company as a group.

                                                                       Amount and
                                                                       Nature of
         Title of                  Name of Beneficial                  Beneficial              Percent
           Class                          Owner                      Ownership (1)            of Class
--------------------------- ---------------------------------  -------------------------- -----------------
Common Stock                Marvin Gordon                             207,983 (2)               5.1%
Common Stock                Joseph Lichtenstein                       221,983 (2)               5.4%
Common Stock                Phillip Frost, M.D.                      1,923,814 (3)              43.7%
Common Stock                Isaac Kaye                                 15,000 (4)                (5)
Common Stock                Richard C. Pfenniger, Jr.                  40,000 (4)               1.0%
Common Stock                Peter S. Knight                            5,000 (4)                 (5)
Common Stock                Jack R. Borsting                           5,300 (6)                 (5)
Common Stock                Randy S. Proto                                100                    (5)
Common Stock                All officers and directors
                            as a group (8 persons)                     2,419,180                 51%

(1) All shares are beneficially owned and the sole investment power is held by the persons named except as otherwise indicated.

(2) Includes 100,000 shares which can be obtained by the exercise of stock options within 60 days.

(3) Includes 425,000 shares which can be obtained by the exercise of stock purchase warrants registered in the name of Frost-Nevada, Limited Partnership within 60 days and 75,000 shares which can be obtained by Dr. Frost by the exercise of stock options within 60 days. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act.

(4) Consists of shares which can be obtained by the exercise of stock options within 60 days.

(5)      Less than one (1%) percent.

(6) Includes 5,000 shares which can be obtained by the exercise of stock options within 60 days.

                  The Company does not know of any arrangements, the operations of which may at a subsequent date result in a change of control of the Company.

                                    PART IV

Item 14. Exhibits, Financial Statements,
         Schedules and Reports on Form 8-K.

     (a) Financial Statements: See pages F-l through F-17 of Item 8 in the section following the signature page of this Report.

                                                                                                   Page
                                                                                                   ----
                           Report of Independent Auditors                                          F-l

                           Consolidated Balance Sheet                                              F-3

                           Consolidated Statements of
                           Operations                                                              F-4

                           Consolidated Statements of
                           Changes in Stockholders' Equity                                         F-5

                           Consolidated Statements of
                           Cash Flow                                                               F-6

                           Notes to Consolidated
                           Financial Statements                                                    F-7

All of the schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

                         (b)      There was one report on Form 8-K filed during
the last quarter of the year ended March 31, 1995 reporting on the closing of the acquisition of Sanford Brown-College (See, "Business-Acquisition of Sanford-Brown College").
                         (c)      Exhibits.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WHITMAN MEDICAL CORP.


                                             By: /s/ Randy S. Proto
                                                 ------------------------
                                                 Randy S. Proto, President


Dated:   January 19, 1996

                                                                                                 Filed Herewith
                                                                                                 or Incorporated
Number                          Title                                                             By Reference
------                          -----                                                            ---------------
3.1                    Certificate of Incorporation                                                    (1)
3.2                    By-Laws, as amended                                                             (2)
10.5                   Form of 1982 Incentive                                                          (3)
                       Stock Option Plan
10.9                   Form of Directors and                                                           (4)
                       Consultants Stock Option Plan
10.11                  Form of Employment Agreement                                                    (5)
                       with Joseph Lichtenstein
10.12                  Form of Employment Agreement                                                    (5)
                       Marvin Gordon
10.13                  Common Stock Purchase Agreement                                                 (6)
                       between Whitman Medical Corp. and
                       certain investors, dated as of April 6, 1992
10.14                  Registration Rights Agreement                                                   (6)
                       dated as of April 6, 1992
10.16                  First Amendment to Employment                                                   (6)
                       Agreement to Joseph Lichtenstein
10.17                   First Amendment to Employment                                                  (6)
                       Agreement of Marvin Gordon
10.18                  Amended and Restated 1981 Non-Qualified                                         (7)
                       Stock Option Plan
 10.19                 Amended and Restated 1982 Incentive                                             (7)
                       Stock Option Plan
10.20                  Amended and Restated 1986 Directors                                             (7)
                       and Consultants Stock Option Plan
10.21                  1992 Incentive Stock Option Plan                                                (8)
10.22                  Asset Purchase Agreement, dated November 30,                                    (9)
                       1994 among Whitman Medical Corp., Whitman
                       Acquisition Corporation, Sanford-Brown College,
                       Inc., James L. Combs


                                                                                                 Filed Herewith
                                                                                                 or Incorporated
Number                          Title                                                             By Reference
------                          -----                                                            ---------------

10.23                  Form of Escrow Agreement among                                                  (9)
                       Whitman Acquisition Corporation, Sanford-
                       Brown College, Inc.,  and Midlantic Bank, N.A.,
                       as Escrow Agent
10.24                  Escrow Agreement dated December 21,                                            (10)
                       1994, among Whitman Acquisition
                       Corporation, Sanford-Brown College, Inc.,
                       and Midlantic Bank, N.A., as Escrow Agent
10.25                  Non Competition Agreement dated December 21,                                   (10)
                       1994 among Whitman Acquisition Corporation,
                       Sanford Brown College, Inc., James L. Combs
10.26                  Employment Agreement dated December 21,                                        (10)
                       1994 between Whitman Acquisition Corporation
                       and Brett Combs
10.27                  Credit Agreement dated December 20, 1994                                       (10)
                       among Bank of America Illinois, Whitman Medical
                       Corp. and Frost-Nevada, Limited Partnership
10.28                  Form of Term Note dated December 20, 1994 by                                   (10)
                       Whitman Medical Corp. in favor of Bank of
                       America Illinois
10.29                  Form of Revolver Note dated December 20, 1994                                  (10)
                       by Whitman Medical Corp. in favor of Bank of
                       America Illinois
10.30                  Form of Stock Purchase Warrant to purchase                                     (10)
                       575,000 shares of common stock to be issued by
                       Whitman Medical Corp. in favor Frost-Nevada,
                       Limited Partnership
11                     Statement re computation of per share earnings                                 (11)
22                     Subsidiaries                                                                   (11)

----------------------------

(1)      Filed as Exhibits to the Company's Registration Statement on Form S-18.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1982.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1983.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(6)      Filed as an Exhibit to the Company's Report on Form 8-K dated
         April 6, 1992.

(7) Filed as an Exhibit to the Company's Registration Statement on Form S-8 filed September 9, 1992.

(8) Filed as an Exhibit to the Company's Proxy Statement for the Annual Meeting of Shareholders held on November 19, 1992.

(9) Filed as an Exhibit to the Company's Report on Form 8-K dated November 30, 1994.

(10) Filed as an Exhibit to the Company's Report on Form 8-K dated December 21, 1994.

(11)     Filed herewith.

                         Report of Independent Auditors


The Board of Directors
Whitman Medical Corp.

We have audited the accompanying consolidated balance sheets of Whitman Medical Corp. and subsidiaries as of March 31, 1994 and 1995 and the related consolidated statements of operations, changes in stockholders'equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Medical Corp. and subsidiaries at March 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.




                                                            ERNST & YOUNG LLP


MetroPark, New Jersey
May 5, 1995, except for Note 15, as to
which the date is June 15, 1995.


                         Whitman Medical Corp. and Subsidiaries

                               Consolidated Balance Sheets


                                                                                                  MARCH 31
                                                                                           1994            1995
                                                                                       ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  1,369,462    $  1,658,104
   Restricted cash .................................................................                        312,000
   Accounts receivable, less allowance for doubtful accounts of $138,582
    in 1994 and $1,000,864 in 1995 .................................................      5,399,170      14,216,126
   Inventories .....................................................................                        290,450
   Other current assets ............................................................        114,582         520,044
                                                                                       ------------    ------------
Total current assets ...............................................................      6,883,214      16,996,724

Equipment and leasehold improvements, net ..........................................        991,201       3,678,239
Marketable securities ..............................................................        750,000         750,000
Deferred costs, net of accumulated amortization of  $388,099 in 1994 and
 $553,434 in 1995 ..................................................................        317,248         518,705
Deposits and other assets, net of amortization of $42,687 in 1994 and
 $58,998 in 1995 ...................................................................        207,264         449,872
Goodwill, net of accumulated amortization of $87,971 in 1994 and
 $113,762 in 1995 ..................................................................         75,672       2,572,979
Restricted cash - escrow ...........................................................                      2,400,000
                                                                                       ------------    ------------
                                                                                       $  9,224,599    $ 27,366,519
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    117,833    $    829,959
   Accrued expenses ................................................................        165,149         764,881
   Income taxes payable ............................................................         53,163
   Current portion of capitalized lease obligations ................................        152,615         391,496
   Deferred tuition revenue ........................................................      3,348,829       9,910,213
                                                                                       ------------    ------------
Total current liabilities ..........................................................      3,837,589      11,896,549

Capitalized lease obligations ......................................................        484,077       1,620,453
Long-term bank notes ...............................................................                      7,623,621

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, excluding shares held in escrow, 3,351,036 shares in
    1994 and 3,854,748 shares in 1995 ..............................................      5,505,936       7,008,878
   Additional paid-in capital ......................................................                        175,000
   Retained earnings (deficit) .....................................................         29,997        (324,982)
   Treasury stock, 58,374 shares in 1994 and 1995 ..................................       (430,500)       (430,500)
   Net unrealized loss on noncurrent marketable securities .........................       (202,500)       (202,500)
                                                                                       ------------    ------------
Total stockholders' equity .........................................................      4,902,933       6,225,896
                                                                                       ------------    ------------
                                                                                       $  9,224,599    $ 27,366,519
                                                                                       ============    ============

See accompanying notes.


                           Whitman Medical Corp. and Subsidiaries

                           Consolidated Statements of Operations

                                                                             YEARS ENDED MARCH 31
                                                                   1993            1994            1995
                                                               ------------    ------------    ------------
REVENUES
Tuition ....................................................   $  4,268,406    $  6,158,203    $ 10,954,572
Other educational materials ................................                                        634,623
Other ......................................................                                        170,063
                                                               ------------    ------------    ------------
Total revenues .............................................      4,268,406       6,158,203      11,759,258

COSTS AND EXPENSES
Cost of educational services ...............................      2,557,344       3,415,312       6,179,696
General and administrative expense .........................      1,830,134       2,427,051       5,699,426
                                                               ------------    ------------    ------------
Total costs and expenses ...................................      4,387,478       5,842,363      11,879,122
                                                               ------------    ------------    ------------

(Loss) income from operations ..............................       (119,072)        315,840        (119,864)

Interest income ............................................         75,419          57,742          58,075
Interest expense ...........................................        (49,923)        (79,627)       (326,125)
                                                               ------------    ------------    ------------
(Loss) income from continuing operations before income
 tax (benefit) provision ...................................        (93,576)        293,955        (387,914)

Income tax (benefit) provision .............................         21,742          80,394         (32,935)
                                                               ------------    ------------    ------------
(Loss) income from continuing operations ...................       (115,318)        213,561        (354,979)

Discontinued operations:
  Loss from operations of subsidiary, net of tax benefit
   of $15,321 ..............................................        (42,224)
  Loss on disposal of subsidiary, net of tax
   benefit of $39,767 ......................................       (122,721)
                                                               ------------
Total loss from discontinued operations ....................       (164,945)
                                                               ------------    ------------    ------------
Net (loss) income ..........................................   $   (280,263)   $    213,561    $   (354,979)
                                                               ============    ============    ============
(Loss) income per share of common stock:
   Continuing operations ...................................   $       (.03)   $        .06    $       (.10)
   Discontinued operations .................................           (.05)
                                                               ------------    ------------    ------------
Net (loss) income ..........................................   $       (.08)   $        .06    $       (.10)
                                                               ============    ============    ============
Average number of common and common equivalent shares
 outstanding, excluding common shares held in escrow .......      3,534,434       3,645,886       3,599,993
                                                               ============    ============    ============

See accompanying notes.

                                    Whitman Medical Corp. and Subsidiaries

                              Consolidated Statements of Changes in Stockholders' Equity

                                   Years ended March 31, 1993, 1994 and 1995

                                                                                                         Net
                                                                                                      Unrealized
                                                                                                        (Loss)
                                                                                                               Gain on
                                            Common                      Additional     Retained                Noncurrent
                                            Shares        Common          Paid-In      Earnings    Treasury    Marketable
                                           Outstanding    Stock          Capital     (Deficit)     Stock      Securities  Total
                                           -----------  -----------   -----------    ---------   ----------   ---------- --------
Balance at April 1, 1992 ...............   1,143,710    $ 1,810,007                  $ 96,699    $      --    $      -- $1,906,706
   Shares issued in private placement ..   2,000,000      2,984,402                                                      2,984,402
   Shares issued for exercise of
    stock options                            164,000        451,540                                                        451,540
   Shares received for payment of 150,000
    stock options exercised ............     (58,374)                                            (430,500)                (430,500)
   Net unrealized loss on noncurrent
    marketable securities ..............                                                                      (228,750)   (228,750)
   Net loss ............................                                             (280,263)                            (280,263)
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1993 ..............   3,249,336      5,245,949                  (183,564)   (430,500)    (228,750)  4,403,135
   Shares issued for exercise of
    stock options.......................     101,700        259,987                                                        259,987
   Net unrealized gain on noncurrent                                                                            26,250
    marketable securities ..............                                                                                    26,250
   Net income ..........................                                              213,561                              213,561
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1994 ..............    3,351,036     5,505,936                    29,997    (430,500)    (202,500)  4,902,933
   Shares issued for exercise of stock
    options and warrants ...............      405,480     1,002,942                                                      1,002,942
   Shares issued in acquisition ........       98,232       500,000                                                        500,000
   Value of warrants issued for loan
    guarantee ..........................                               $175,000                                            175,000
   Net loss ............................                                            (354,979)                             (354,979)
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1995 .............     3,854,748   $ 7,008,878    $175,000    $(324,982)   $(430,500)   $(202,500) $6,225,896
                                           ===========  ===========   ===========   =========   ==========   ========== ==========

See accompanying notes.


                           Whitman Medical Corp. and Subsidiaries

                           Consolidated Statements of Cash Flows

                                                                             YEARS ENDED MARCH 31
                                                                   1993            1994          1995
                                                               ------------    ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ..........................................   $  (280,263)   $   213,561    $  (354,979)
Adjustments to reconcile net (loss) income to net cash
 used in operating activities:
   Depreciation and amortization ...........................       201,913        323,196        616,104
   Bad debt expense ........................................        74,624         70,863        831,382
   Loss on sale of equipment and write-off of patents
    from disposal of discontinued operations ...............        10,138          3,307          9,338
   Changes in operating assets and liabilities,
    net of effects from purchase of Sanford-Brown College:
     Restricted cash .......................................                                    (312,000)
     Accounts receivable ...................................    (1,034,372)    (1,839,745)    (6,122,288)
     Inventories ...........................................       142,067                      (197,390)
     Other current assets ..................................       (94,249)         5,291       (190,269)
     Deferred costs ........................................      (262,326)      (136,935)      (191,792)
     Deposits and other assets .............................        (8,945)       (16,554)       (94,239)
     Accounts payable ......................................        56,367          3,305        108,127
     Accrued expenses ......................................        78,452        (25,549)        22,537
     Income taxes payable ..................................         5,111         42,554        (53,163)
     Deferred tuition revenue ..............................       904,105        650,209      3,122,639
                                                               ------------    ------------    ------------
Net cash used in operating activities ......................      (207,378)      (706,497)    (2,805,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Sanford-Brown College .......................                                  (2,590,110)
Payments into escrow for acquisition of Sanford-Brown College                                 (2,400,000)
Purchase of equipment and leasehold improvements ...........      (173,717)       (71,016)      (438,481)
Proceeds from sale of equipment ............................        60,476          4,200         37,300
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................      (113,241)       (66,816)    (5,391,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term bank loan ..........................                                   6,000,000
Proceeds from revolving line of credit and long-term
 borrowings ................................................       200,000        250,000      2,428,621
Principal payment on revolving line of credit and
 long-term borrowings ......................................      (180,000)      (270,000)      (805,000)
Principal payments of capitalized lease obligations ........      (128,157)      (143,205)      (140,637)
Proceeds from exercise of options and warrants .............        21,040        259,987      1,002,942
Proceeds from sale of common stock - private placement .....     2,100,000
                                                               ------------    ------------    ------------
Net cash provided by financing activities ..................     2,012,883         96,782      8,485,926
                                                               ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...........     1,692,264       (676,531)       288,642
Cash and cash equivalents at beginning of year .............       353,729      2,045,993      1,369,462
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of year ...................   $ 2,045,993    $ 1,369,462    $ 1,658,104
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid ..............................................   $    49,923    $    76,627    $   277,000
                                                               ============    ============    ============
Income taxes paid ..........................................   $    46,188    $    14,422    $    89,738
                                                               ============    ============    ============
Stock issued in connection with acquisition ................                                 $   500,000
                                                               ============    ============    ============

See accompanying notes.

                        Whitman Medical Corp. and Subsidiaries

                      Notes to Consolidated Financial Statements

                             March 31, 1993, 1994 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company's primary business is the operation of proprietary schools devoted to career program training primarily in the business and medical fields. The Company's revenues are received from students who attend the Company's schools. The majority of these students participate in one or more federal financial aid programs. The Company also maintains patents for some medical devices and licenses one product for use in the health care field.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Whitman Medical Corp. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. On November 19, 1992 the Company increased the number of common shares authorized from 4,000,000 to 50,000,000.

CASH AND CASH EQUIVALENTS

The Company's policy is to invest cash in excess of operating requirements in income producing investments. The Company considers all investments with a maturity of three months or less as of the date of purchase as cash equivalents.

RESTRICTED CASH

Cash invested in U.S. government securities is restricted for payment of student refunds, as required by the United States Department of Education
(USDE). While the funds are immediately available for refunds, they are currently invested. Such cash is restricted for refunds at March 31, 1995 as follows:

Sanford Brown College ..........................   $287,000
Ultrasound Diagnostic Schools ..................     25,000
                                                   --------
                                                   $312,000
                                                   ========


REVENUES, RECEIVABLES AND DEFERRED TUITION REVENUE

Upon enrollment, the Company bills the student for the full contract amount of the course resulting in the recording of an accounts receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income on a straight-line basis over the term of the course being attended by the student.


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment, furniture and fixtures and automobiles are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs which do not add to the value of the related assets or materially extend their original lives are expensed as incurred.

Depreciation of equipment, furniture and fixtures and automobiles is computed principally by the straight-line method over the estimated useful lives of the assets ranging from 1 to 10 years. Leasehold improvements are amortized over the term of the related leases, which approximates the estimated useful lives.


DEFERRED COSTS

Deferred costs consist primarily of costs associated with the opening of new school locations, the expansion of facilities to accommodate new programs and the development of new curriculum at existing locations. Such costs are amortized on a straight-line basis over thirty-six months.

GOODWILL



The Company amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.


(LOSS) INCOME PER SHARE

(Loss) income per common share are computed by dividing net (loss) income by the weighted average number of common shares, as well as common share equivalents, outstanding during the period assuming exercise of all stock options and warrants to the extent dilutive using the treasury stock method.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory consists primarily of books, uniforms and supplies and is valued at the lower of cost or market using the FIFO (first-in , first-out) method.

2.  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                                MARCH 31
                                                          1994            1995
                                                     ------------    ------------
   Student receivables ...........................   $  5,537,752    $ 15,216,990
   Less allowance for doubtful accounts ..........       (138,582)     (1,000,864)
                                                      ------------    ------------
                                                      $  5,399,170    $ 14,216,126
                                                      ============    ============

                                                                   1993            1994            1995
                                                               ------------    ------------    ------------
Allowance for doubtful accounts:
   Balance at beginning of year ............................   $     50,377    $    104,763    $    138,582
   Acquisition of Sanford-Brown College ....................                                        943,999
   Charged to expense ......................................         74,624          70,863         831,382
   Accounts charged off during the year ....................        (20,238)        (37,044)       (913,099)
                                                               ------------    ------------    ------------
                                                               $    104,763    $    138,582    $  1,000,864
                                                               ============    ============    ============

3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                               MARCH 31
                                                         1994            1995
                                                     ------------    ------------
   Furniture and fixtures ........................   $    280,501    $  1,035,865
   Equipment .....................................      1,273,183       2,734,680
   Automobiles ...................................        148,936         124,689
   Leasehold improvements ........................        145,562         988,885
   Other .........................................                         25,512
                                                     ------------    ------------
                                                        1,848,182       4,909,631
   Less accumulated depreciation and amortization        (856,981)     (1,231,392)
                                                     ------------    ------------
                                                     $    991,201    $  3,678,239
                                                     ============    ============


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)

4.  MARKETABLE SECURITIES

The Company's marketable equity securities, which are considered available-for-sale, have been classified as non-current as it is Company's intention to hold such security for a foreseeable future. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

Marketable securities consist of the following at both March 31, 1994 and 1995:

                                                                                                 UNREALIZED
                                                                   COST           MARKET            LOSS
                                                               ------------    ------------    ------------
Noncurrent portfolio:
   IVAX Common Stock, 30,000 shares,
    $.10 par value .........................................   $ 952,500         $ 750,000     $ (202,500)

5.  INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement became effective for the fiscal year ended March 31, 1994 and did not have a material impact on the Company's financial statements.

The components of the income tax provision (benefit) are as follows:

                                                                       FISCAL YEAR ENDED MARCH 31
                                                                   1993            1994            1995
                                                               ------------    ------------    -----------
Current:
   Federal .................................................                   $  46,776        $ (51,680)
   State and local .........................................   $  21,742          33,618           18,745
                                                               ------------    ------------    -----------
Total ......................................................   $  21,742       $  80,394        $ (32,935)
                                                               ============    ============    ===========

                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


5.  INCOME TAXES (CONTINUED)

The differences between the statutory income tax rate and the effective tax rate for continuing operations are summarized below:

                                                                         FISCAL YEAR ENDED MARCH 31
                                                              1993            1994            1995
                                                          ------------    ------------    ------------
Statutory tax rate .....................................       (34.0)%         34.0%           (34.0)%
State income taxes, net ................................       (23.2)          11.4              6.9
Utilization of tax credits and operating losses ........        34.0          (13.2)
Valuation allowance ....................................                        1.5             20.7
Other, net .............................................                       (6.4)            (2.1)
                                                          ------------    ------------    ------------
Effective tax rate .....................................       (23.2)%         27.3%            (8.5)%
                                                          ============    ============    ============

Deferred tax assets of approximately $50,000 and $129,000 at March 31, 1994 and 1995, respectively, have been offset by a valuation allowance of the same amount and consists of the following:


                                                             MARCH 31
                                                       1994            1995
                                                  ------------    ------------
Accounts receivable reserves ..................   $  50,000        $  20,000
Prepaid expenses ..............................                      (18,000)
Other (net) ...................................                        8,000
Net operating loss carryforwards ..............                       85,000
Tax credit carryforwards ......................                       34,000
                                                  ------------    ------------
Deferred tax asset ............................      50,000          129,000
Less valuation allowance ......................     (50,000)        (129,000)
                                                  ------------    ------------
                                                  $      --       $       --
                                                  ============    ============

At March 31, 1995 the Company has available net operating loss carryforwards of $250,000, expiring in the year 2010.


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


6.  DEBT

Long-term debt consists of the following at March 31, 1995:

Term note due April 16, 1996 (with interest at prime less 1/2%,
 8.5% at March 31, 1995)..........................................   $6,000,000

$2.5 million revolving credit facility expiring April 16, 1996
 (with interest at prime less 1/2%, 8.5% at March 31, 1995) ......    1,623,621
                                                                     ----------
                                                                     $7,623,621
                                                                     ==========

The Company also has a $500,000 unsecured revolving line of credit which expires on August 31, 1996. Under the terms of this facility, the Company may borrow funds at 1.5% above the bank's floating prime rate. The average amount outstanding during 1994 and 1995 was $70,000 and $261,000 at an average interest rate of 7.5% and 10.11%, respectively. The maximum month end borrowing outstanding in 1994 and 1995 was $150,000 and $375,000, respectively. There were no borrowings outstanding under this agreement at March 31, 1994 and 1995.

7.  CAPITALIZED LEASE OBLIGATIONS

The Company leases equipment under several lease agreements which are accounted for as capitalized leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

During 1995, the Company entered into leases totaling approximately $1,500,000 in connection with the purchases of equipment and automobiles.

The following is a summary of assets held under capital leases which are included in equipment and leasehold improvements:


                                                             MARCH 31
                                                       1994            1995
                                                  ------------    ------------
Equipment ..................................      $932,335        $2,444,743
Automobiles.................................       142,169           124,689
Less accumulated amortization ..............      (363,558)         (584,137)
                                                  ------------    ------------
                                                  $710,946        $1,985,295
                                                  ============    ============

                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


7.  CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

Amortization of leased assets is included in depreciation and amortization expense.

Future minimum lease payments under capital leases as of March 31, 1995 are as follows:


Years ended March 31:
  1996 ...................................... $  588,136
  1997 ......................................    593,550
  1998 ......................................    524,473
  1999 ......................................    417,679
  2000 ......................................    378,028
  Thereafter ................................     30,575
                                              ----------
Total minimum lease payments ................  2,532,441
Less amount representing interest ...........   (520,492)
                                              ----------
                                              $2,011,949
                                              ==========


8.  STOCK OPTION PLANS AND WARRANTS

The Company has adopted stock option plans under which employees, directors and consultants of the Company may be issued options covering up to 1,712,000 shares of the common stock. Options are granted at the fair market value of the stock at the date of the grant. A summary of stock option activity related to the Company's stock option plans is as follows:


                                                  AVERAGE         NUMBER
                                                   PRICE        OF SHARES
                                               ------------    ------------

Outstanding April 1, 1992 ...................     $ 2.97          384,200
   Granted...................................       4.89          354,500
   Exercised.................................       2.75         (164,000)
   Cancelled ................................       4.38           (2,000)
                                               ------------    ------------
Outstanding March 31, 1993 ..................       4.21          572,700
   Granted...................................      10.84           87,500
   Exercised ................................       2.56         (101,700)
   Cancelled ................................       3.00           (3,500)
                                               ------------    ------------
Outstanding March 31, 1994 ..................       5.56          555,000
   Granted ..................................       4.68          377,050
   Exercised ................................       4.74          (20,000)
   Cancelled ................................       4.91          (33,750)
                                               ------------    ------------
Outstanding March 31, 1995 ..................       5.23          878,300
                                               ============    ============
Exercisable March 31, 1995 ..................     $ 5.36          525,000
                                               ============    ============


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


8.  STOCK OPTION PLANS AND WARRANTS (CONTINUED)

In connection with the 1993 private placement, a stock purchase warrant was issued to a company beneficially owned by a stockholder of the Company to purchase 75,000 shares of the Company's common stock at an exercise price of $4.00 a share. In fiscal 1994, this stock purchase warrant, plus warrants for 160,480 shares held by another company beneficially owned by this stockholder, were acquired by a partnership beneficially owned by the Chairman of the Board.

In connection with the term loan and revolving credit facility, a company beneficially owned by the Chairman of the Board provided a guarantee of the debt in exchange for warrants to purchase 575,000 shares of common stock at $6.25 per share, the fair value of the common stock at the date of issuance.

At the Company's request, the stock purchase warrant to purchase 75,000 shares issued in 1993 and 160,480 shares issued in 1994, and the warrants to purchase 150,000 shares (included in 575,000 mentioned above) were exercised during fiscal 1995 at agreed upon discounted prices. The stock purchase warrant to purchase 75,000 shares, with an original exercise price of $4.00 per share and an expiration date of April 1997, was exercised at a discounted price of $3.12 per share. The stock purchase warrant to purchase 160,480 shares, with an original exercise price of $1.56 per share and an expiration date of July 1999, was exercised at a discounted price of $.93 per share. The warrants to purchase 150,000 shares, with an original exercise price of $6.25 per share and an expiration date of January 2000, were exercised at a discounted price of $3.51 per share. Included in the total warrants exercised were 150,000 warrants as to which $175,000 of interest expense has been recorded at March 31, 1995, which is being recognized as expense over a 16 month period.


Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 1,830,300 shares.

9.  LEASE COMMITMENTS

Future minimum annual rental commitments under noncancellable operating leases as of March 31, 1995 are as follows:

1996..........................  $  2,070,388
1997..........................     1,994,434
1998..........................     1,901,711
1999..........................     1,748,147
2000..........................     1,557,866
Thereafter....................     1,761,170
                                ------------
Total minimum lease payments..  $ 11,033,716
                                ============

Rent expense during fiscal 1993, 1994 and 1995 was $447,842, $688,887 and $1,108,306, respectively.


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


10.  DISCONTINUED OPERATIONS

In fiscal 1993, the Company discontinued operations of its manufacturing subsidiary and the Company sold and/or disposed of all of the subsidiary's assets. The loss from the discontinued operations amounted to $164,945, net of a federal income tax benefit of $55,088. The Company plans to dispose of its remaining patents and medical device products.

11.  RELATED PARTY TRANSACTIONS

The Company purchased various advertising services from a marketing and advertising agency owned by a former director of the Company totaling $102,000 during the fiscal year ended March 31, 1993. No such purchases were made during the fiscal years ended March 31, 1994 and 1995.

The Company paid rent to a partnership in which an officer and director of the Company and an outside consultant (and former director) of the Company maintain an interest. These rents totaled $39,000, $47,000 and $61,000 during the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

The Company paid rent to a partnership containing one general partner who is a consultant (and former director) of the Company. These rents totaled $33,000, $39,000, and $35,000 during the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

The Company paid for accounting services provided by an outside accounting corporation owned partially by a consultant (and former director) of the Company. These services totaled $78,000, $53,000, and $48,000 during the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

During the fiscal year ended March 31, 1995, the Company purchased $290,000 in medical supplies and equipment from a medical supply distributor owned by the wife of an officer and director of the Company. No such purchases were made during the fiscal years ended March 31, 1993 and 1994.

The Seller of Sanford-Brown College (SBC) is the beneficial owner of three buildings occupied by SBC under lease agreements. In fiscal 1995, the Company's SBC subsidiary paid the Seller rent totaling $119,000.


                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


11.  RELATED PARTY TRANSACTIONS (CONTINUED)

In April 1995, the Company entered into an agreement with another company 40% owned by the Company's president. In addition to paying a fee for services, the Company agreed to purchase textbooks and materials totaling $160,000 over a two-year period. These textbooks and materials will be resold to the Company's students.

12.  ACQUISITION

On December 21, 1994, the Company completed the purchase of Sanford-Brown College, a privately held proprietary business and allied healthcare college. Sanford-Brown was acquired for $3.5 million in cash and $500,000 (98,232 shares) in common stock and contingent consideration of $2.4 million in cash and 510,806 shares of common stock held in escrow at March 31, 1995.


The balance of $2,400,000 and 510,806 shares of Whitman common stock currently held in escrow pursuant to Whitman's acquisition of Sanford Brown College will be disbursed, in whole or in part, to Whitman or the Seller based principally upon the Cohort Default Rates for each of the Missouri and Granite City, Illinois locations of SBC. The Cohort Default Rate is the rate at which the student borrowers entering repayment in one federal fiscal year default on repayment of student loans obtained under any Federal Family Education Loan Programs before the end of the following fiscal year. Specifically, the entire $2,400,000 and 255,403 shares of the Whitman common stock retained in escrow will be released to the Seller or Whitman based upon the Cohort Default Rate for the SBC Missouri locations for each of fiscal year 1992, 1993 and 1994 (the "Missouri Escrow Allocation"). The remaining 255,403 shares of Whitman common stock held in escrow have been allocated to the SBC Granite City, Illinois location and will be released based upon such location's compliance with permitted Cohort Default Rates and other financial requirements (the "Granite City Escrow Allocation").

With respect to the Missouri Escrow Allocation, if the Cohort Default Rate for SBC Missouri in 1992, 1993 or 1994 is less than 25%, the Missouri Escrow Allocation will be released to the Seller of SBC. If, however, SBC Missouri is decertified by ED because of excessive Cohort Default Rates in 1992, 1993 and 1994, the Missouri Escrow Allocation and the Granite City Escrow Allocation will be returned to Whitman; provided, however, that notwithstanding the foregoing, the Missouri Escrow Allocation will be released to the Seller upon the first to occur of (a) confirmation from ED that SBC Missouri will not be decertified as a result of Cohort Default Rates exceeding 25% for the period 1992 through 1994; (b) the receipt of an unqualified opinion from a law firm designated by Seller and Whitman that, notwithstanding that Cohort Default Rates for the period 1992 through 1994 are likely to exceed 25%, SBC Missouri will not be decertified by ED as a result; or (c) the mutual agreement of the parties to release the Missouri Escrow Allocation.

With respect to the Granite City Escrow Allocation, if the conditions for the relase of the Missouri Escrow Allocation have been satisfied and an audit report indicates that Granite City is in compliance with the 85/15 rule as prescribed by ED for its fiscal year ending as of June 30, 1995, 49,116 shares of Whitman common stock held in escrow shall be released to the Seller. Additionally, if SBC Granite City (a) demonstrates compliance with the 85/15 rule as of June 30, 1995, (b) has a finally determined Cohort Default Rate for 1993 or 1994 of less than 25% and (c) the conditions for the release of the Missouri Escrow Allocation have been satisifed, the remaining balance of the Granite City Escrow Allocation shall be released to Seller; provided, however, if any one of (a), (b) or (c), is not achieved by the final determination of the 1994 Cohort Default Rate, the balance of the Granite City Escrow Allocation shall be disbursed to Whitman.


The acquisition has been accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities of Sanford-Brown based on their relative fair market value which approximated their net book value. The purchase price and expenses associated with the acquisition exceeded the fair value of Sanford-Brown's net assets by approximately $2.4 million which has been assigned to goodwill.

In connection with the acquisition, the Company acquired assets with a fair market value of approximately $6.3 million and assumed liabilities of approximately $4.6 million.

Based on the terms of the escrow agreement, upon the occurrence of certain events, the escrow agent will disburse cash and stock to either the seller or the Company. If and when the cash and stock in escrow are released to the seller, their value will be accounted for as an increase in goodwill.

                         Whitman Medical Corp. and Subsidiaries

                Notes to Consolidated Financial Statements (continued)


12.  ACQUISITION (CONTINUED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the years ended March 31, 1994 and 1995 as though the acquisition described above was made at the beginning of each fiscal year:


                                                       1994            1995
                                                  ------------    ------------

Net Revenues ..................................   $20,297,114      $22,532,602
Income before taxes ...........................     2,079,135          220,949
Net income ....................................     1,406,457          115,886
Net income per share ..........................   $       .36      $       .03

13.  COMMITMENTS AND CONTINGENCIES

In fiscal 1995 the Company entered into financing agreements to acquire capital
equipment totaling $2,190,000.   The capital equipment, primarily ultra sound
scanners, are being used in the new career programs being offered. In fiscal 1995, $1,488,000 of capital equipment was financed under the agreements.

14.  STUDENT FINANCIAL AID PROGRAMS

The Colleges operated by the Company participate in various student financial aid programs. These programs are subject to respective periodic review by the United States Department of Education. Disbursements under each program are subject to disallowance and repayment by the Schools. At present, SBC has an open program review on its Title IV activity for the award years 1992 through 1994. No determination as to whether a liability exists or the amount of liability, should one exist, can be made. Accordingly, no contingency is reflected. UDS has no known liabilities related to its Title IV programs. Should the Schools be limited, suspended or terminated from participation in Title IV programs, from which UDS and SBC receives 66% and 76% of its funding, respectively, it would have a material negative impact on the results of operations, liquidity and net worth of the Company.


15.  SUBSEQUENT EVENT

On June 15, 1995, the Company entered into a letter of intent to acquire another company that operates a regionally accredited degree granting institution. The consummation of the transaction is subject to the fulfillment of several conditions, including that the transaction qualifies for pooling of interests accounting treatment, the performance of a due diligence investigation by the Company and certain regulatory approvals, including approval by the United States Department of Education. There can be no assurance that a final agreement will be entered into, or if entered into, the terms of any such agreement.