Form 10-Q/A
period 1995-09-30
WHITMAN MEDICAL CORP
filed 1996-01-19
CIK 352183

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q/A

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










                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                Whitman Medical Corp. and Subsidiaries
                      Consolidated Balance Sheets

                                         September 30,     March 31,
                                              1995           1995
                                         -------------     --------
                                          (Unaudited)
ASSETS
Current Assets:

  Cash and cash equivalents               $    722,203    $ 1,658,104

  Restricted cash                              393,276        312,000

  Accounts receivable less allowance
    for doubtful accounts of $1,499,471
    in September 1995 and $1,000,864
    in March 1995                           11,231,548     14,216,126

  Inventories                                  682,800        290,450

  Other current assets                         360,257        520,044
                                         -------------   ------------
Total current assets                        13,390,084     16,996,724


Equipment and leasehold improvements,
  net                                        4,884,672      3,678,239

Marketable securities                          903,750        750,000

Deferred costs, net of accumulated
  amortization of $689,780 in September
  1995 and $553,434 in March 1995              387,237        518,705

Deposits and other assets, net of
  amortization of $69,645 in September
  1995 and $58,998 in March 1995               676,823        449,872

Goodwill, net of accumulated
  amortization of $149,999 in September
  1995 and $113,762 in March 1995            2,564,647      2,572,979

Restricted cash - escrow                     2,400,000      2,400,000
                                         -------------   ------------
                                          $ 25,207,213    $27,366,519
                                         =============   ============


                        See accompanying notes

                Whitman Medical Corp. and Subsidiaries
                Consolidated Balance Sheet - Continued

                                            September 30,      March 31,
                                              1995            1995
                                         -------------   ------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                        $    737,389        829,959

  Accrued expenses                             872,311        764,881

  Income taxes payable                           4,722

  Bank notes payable                         7,290,000

  Current portion of capitalized
    lease obligations                          686,766        391,496

  Deferred tuition revenue                   8,451,675      9,910,213
                                         -------------   ------------
Total current liabilities                   18,042,863     11,896,549


Capitalized lease obligations                2,167,195      1,620,453

Long-term bank notes                                        7,623,621

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value,
    authorized 50,000,000 shares,
    issued and outstanding, excluding
    shares held in escrow, 3,864,248
    shares in September 1995
    and 3,854,748 shares in March 1995       7,029,516      7,008,878

  Additional paid-in capital                   175,000        175,000

  Retained deficit                         (1,728,111)      (324,982)

  Treasury stock, 58,374 shares in
    September 1995 and March 1995            (430,500)      (430,500)

  Net unrealized loss on noncurrent
    marketable securities                     (48,750)      (202,500)
                                         -------------   ------------
Total stockholders' equity                   4,997,155      6,225,896
                                         -------------   ------------
                                          $ 25,207,213    $27,366,519
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
                                         =============   ============


                        See accompanying notes


                Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                         For The Six Months Ended
                                               September 30,
                                              1995           1994
                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $(1,403,129)    $  (78,534)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization               473,372        210,286
  Bad debt expense                          1,168,720         52,056
  Loss on sale of equipment                    26,425
  Changes in operating assets and
    liabilities:
    Restricted cash                           (81,276)
    Accounts receivable                     1,815,858     (1,238,678)
    Inventory                                (392,350)
    Other current assets                      159,787        (34,794)
    Deferred costs                             (4,878)       (83,004)
    Deposits and other assets                (217,481)       (42,553)
    Accounts payable                          (92,570)        (4,998)
    Accrued expenses                          107,430         78,690
    Income taxes payable                        4,722         48,261
    Deferred tuition revenue               (1,458,538)       944,149
                                         -------------   ------------
Net cash provided from (used in)
  operating activities                        106,092       (149,119)
                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment & leasehold
  improvements                               (462,313)      (104,248)
Proceeds from sale of equipment                               11,300
                                         -------------   ------------
Net cash used in investing
  activities                                 (462,313)       (92,948)
                                         -------------   ------------

CASH FLOWS  FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term borrowings                  3,850,000
Principal payment on revolving line of
  credit and long-term borrowings          (4,183,621)
Principal payments of capitalized
  lease obligations                          (266,697)       (82,970)
Proceeds from exercise of options-
  common stock                                 20,638
                                         -------------   ------------

Net cash used in
  financing activities                       (579,680)       (82,970)
                                         -------------   ------------


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


                                        1995          1994
                                   ------------   ------------

       Revenues                     $17,757,946   $14,876,836
       (Loss) income before taxes      (783,840)      591,149
       Net (loss) income             (1,034,667)      339,661
       Net (loss) income per share    $    (.20)   $      .07


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


        Cost of educational services was $4,281,150 in the 1995 September Quarter ($1,811,128 incurred by UDS and $2,470,022 incurred by SBC) as compared to $1,013,444 for UDS only in the 1994 September Quarter, representing an increase of approximately $798,000 in the 1995 September Quarter as compared to the 1994 September Quarter.

        At UDS, in the 1995 September Quarter as compared to the 1994 September Quarter, instructor payroll increased by approximately $348,000 or 175%, from $466,000 to $814,000; administration payroll increased by approximately $159,000 or 68%, from $236,000 to $395,000; and facility rent expense increased by approximately $151,000 or 80%, from $189,000 to $340,000. Instructor payroll increased principally due to the addition of instructors to teach the new CVT and MA programs. Administration payroll and facility rent increased because of the increased student population. The anticipated further increase in student population was preceded by the relocation or expansion of 11 of the school facilities to larger, more expensive facilities, and the hiring of additional school staff necessary to comprehensively service the increased student population.

        General and administrative expense, excluding corporate overhead of $175,713, was $3,048,630 in the 1995 September Quarter ($1,848,645 incurred by UDS and $1,199,985 incurred by SBC) as compared to $865,489 for UDS only in the 1994 September Quarter, representing an increase of approximately $883,000.

        At UDS, general and administrative expense increased approximately $883,000 or 134% in the 1995 September Quarter as compared to the 1994 September Quarter. Sales and marketing expenses, including the cost of admission representatives and advertising, increased approximately $485,000 or 974%, from $55,000 to $540,000, in the 1995 September Quarter as compared to the 1994 September Quarter. In the 1994 September Quarter the only new program offered was CVT and it was only offered in two locations. In the 1995 September Quarter, the CVT and MA programs were offered in 11 locations. With the addition of the MA and CVT programs, UDS increased advertising expenditures from $55,000 in the 1994 September Quarter to $290,000 in the 1995 September Quarter in order to create market awareness and generate interest in the new CVT and MA programs. In the 1994 September Quarter, UDS had no admissions representatives because enrollment opportunities were limited. In the 1995 September Quarter, UDS employed a total of 30 admissions representatives in the eleven expanded facilities in order to properly service and enroll the significantly increased number of interested students. Expense for UDS' management staff necessary to enhance the school operations and to deliver student services increased approximately $81,000 or 46%, from $177,000 to $258,000, in the 1995 September Quarter as compared to the 1994 September Quarter. The other major components of general and administrative expense that increased in the 1995 September Quarter, which in total increased $149,000, were travel, depreciation and amortization and general office expense due, principally, to the effect of the expansion plan.


        The following table reflects the activity in the allowance for doubtful accounts and bad debt expense for the three months ended September 30, 1995:

Allowance for doubtful   Three months     Three months
accounts roll forward    ended            ended
                         September 30,    September 30,
                         1995             1995           Consolidated
                         UDS              SBC            Whitman

Beginning balance        $254,188         $1,070,034     $1,324,152
Bad debt expense          146,672            405,615        552,287
Charged off during year   (16,035)          (360,433)      (376,468)
Ending balance           $384,755         $1,115,216     $1,499,971

        The Company calculates the allowance for doubtful accounts based on several factors including the age of the receivables, payment history and historical collection experience and evaluates those factors periodically. At present, the Company believes its calculation criteria and the amount reserved are adequate to cover future uncollectible receivables. Management does not expect the allowance for doubtful accounts or bad debt expense to increase materially over the next 6 to 12 months.




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


        For accounting purposes, tuition income is recorded as income in the period in which it is earned and any portion not yet earned from active students is treated as deferred tuition revenue, a liability account. At September 30, 1995, deferred tuition revenue increased
$840,037 as compared to March 31, 1995. At UDS, deferred tuition revenue at September 30, 1995 as compared to March 31, 1995 increased $3,920,379 due, principally, to the increased number of students currently enrolled in UDS, which was 629 at March 31, 1995 and 1213 at September 30, 1995.
At SBC, deferred tuition revenue decreased $3,080,342 at September 30, 1995 as compared to March 31, 1995 due, principally, to the fact that SBC changed its method of recording tuition charges for its programs from academic year based programs to term based program. This change in the method of recording tuition charges, which is reflected in SBC's accounts receivable and deferred revenue accounts, was made in response to Department of Education regulations. Prior to the change in recording tuition charges, SBC was charging for an academic year equal to three terms or quarters as compared to the current method of charging one term or quarter at a time. This change had the effect of reducing both the amounts charged to accounts receivable and the amounts recorded as liabilities for revenues not yet earned.


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


        Of the $1,499,471 in allowance for doubtful accounts at September 30, 1995, $384,255 was provided by UDS and $1,115,216 was provided by SBC, as compared to $146,575 provided by UDS and $854,109 by SBC at March 31, 1995. The allowance for doubtful accounts of UDS increased at September 30, 1995 from March 31, 1995 as a result of the corresponding increase in accounts receivable. The allowance for doubtful accounts of SBC increased at September 30, 1995 from March 31, 1995 to provide additional exposure on such student receivables, as a result of the delay in recertification during the period in which the school was terminated from access to new Title IV Program funding. This termination resulted from the change in control and ownership associated with the acquisition of SBC by the Company on December 21, 1994. SBC was then required to obtain certification from the Department of Education, which was received on May 4, 1995.


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

        The Company entered into master equipment leases totalling
$2,190,00 to finance the purchase of capital equipment. For the twelve-month period ended September 30, 1995, Whitman acquired $1,890,000 in equipment, furniture and fixtures to equip its facilities for the new CVT and MA programs. As of September 30, 1995, $300,000 was available under the Company's master equipment leases. In addition, during the twelve months ended September 30, 1995, the Company acquired an additional $565,000 of equipment, furniture and fixtures independent of its master equipment leases.

        The Company has available to it a working capital facility expiring April 16, 1996 in the amount of $2,500,000. At September 30, 1995, the Company had approximately $1,210,000 available for use from this credit facility as compared to approximately $876,000 available for use at March 31, 1995. Since the recertification of SBC as a participant in the federal student financial aid programs in May 1995, cash flow generated from the operations of SBC, particularly cash received from the federal government, has been applied to reduce the outstanding balance in the working capital facility and has repaid all monies borrowed under the working capital facility to fund the SBC change of ownership. The $2,500,000 working capital facility was opened originally to fund the operations of SBC during the change of ownership. The acquisition of SBC required the Company to fund its operations to the extent of $2,250,000 until SBC received recertification for the IV Program funding. At September 30, 1995, SBC had repaid its borrowings from the Company. The outstanding balance of $1,290,000 under the line of credit was used to fund the expansion of UDS. Management believes UDS will continue to require financing to fund its operations during its expansion and anticipates that UDS will repay such borrowings on or about the end of fiscal 1997. The Company also has a bank line of credit expiring August 31, 1996 in the amount of $500,000 with the full amount available for use from this credit facility at September 30, 1995.

        In the 1995 Six Month Period, the Company had positive cash flow from operating activities of $106,092 as compared to using cash in its operations of $149,119 in the 1994 Six Month Period. Of the $106,092 positive cash flow from operations, UDS used $1,303,550 in its operations and SBC had positive cash flow from its operations of $1,409,647.

        At UDS, the cash used in operating activities was due, principally, to the expenditures utilized to expand UDS in advance of the receipt of revenues from expanded enrollments in new programs and to an increase in accounts receivable. Management believes that UDS will continue to use cash in the third quarter of fiscal 1996 but by the fourth quarter the UDS planned expansion will begin to generate positive cash flow from operations. Management further believes that the excess cash generated from SBC operations, the availability of the bank line of credit and the working capital facility and the balance available under the master equipment leases will be sufficient to provide the necessary resources to accomplish the expansion of UDS. Management further believes it will be able to extend or refinance the $6,000,000 term loan due April 16, 1995 which will result in positive working capital. If, however, the Company is unable to extend or refinance the term loan it will have a material adverse effect on the Company's net income (loss), liquidity and equity.

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


                                  Whitman Medical Corp.
                         ------------------------------------------
                                     (Registrant)



Date: January 19, 1996 /s/  Randy S. Proto
                         ------------------------------------------
                         Randy S. Proto, President



Date: January 19, 1996 /s/  Joseph Lichtenstein
                         ------------------------------------------
                         Joseph Lichtenstein
                         Vice President and Treasurer