Form 10-K/A
period 1995-03-31
WHITMAN MEDICAL CORP
filed 1996-02-13
CIK 352183

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K/A-1


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


Dated:   February 13, 1996

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




                                                            ERNST & YOUNG LLP


MetroPark, New Jersey
May 5, 1995, except for Note 16, as to
which the date is June 15, 1995.



                         Whitman Medical Corp. and Subsidiaries

                               Consolidated Balance Sheets


                                                                                                   MARCH 31
                                                                                           1994            1995*
                                                                                          ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................   $  1,369,462    $  1,658,104
   Restricted cash .................................................................                        312,000
   Accounts receivable, less allowance for doubtful accounts of $138,582
    in 1994 and $1,000,864 in 1995 .................................................      5,399,170      14,216,126
   Inventories .....................................................................                        290,450
   Other current assets ............................................................        114,582         520,044
                                                                                       ------------    ------------
Total current assets ...............................................................      6,883,214      16,996,724

Equipment and leasehold improvements, net ..........................................        991,201       3,678,239
Marketable securities-related party ................................................        750,000         750,000
Deferred costs, net of accumulated amortization of  $388,099 in 1994 and
 $553,434 in 1995 ..................................................................        317,248         624,205
Deposits and other assets, net of amortization of $42,687 in 1994 and
 $58,998 in 1995 ...................................................................        207,264         449,872
Goodwill, net of accumulated amortization of $87,971 in 1994 and
 $113,762 in 1995 ..................................................................         75,672       2,572,979
Restricted cash - escrow ...........................................................                      2,400,000
                                                                                       ------------    ------------
                                                                                       $  9,224,599    $ 27,472,019
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................   $    117,833    $    829,959
   Accrued expenses ................................................................        165,149         764,881
   Income taxes payable ............................................................         53,163
   Current portion of capitalized lease obligations ................................        152,615         391,496
   Deferred tuition revenue ........................................................      3,348,829       9,910,213
                                                                                       ------------    ------------
Total current liabilities ..........................................................      3,837,589      11,896,549

Capitalized lease obligations ......................................................        484,077       1,620,453
Long-term bank notes ...............................................................                      7,623,621

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value, authorized 50,000,000 shares, issued and outstanding, excluding shares held in escrow, 3,351,036 shares in
    1994 and 3,854,748 shares in 1995 ..............................................      5,505,936       7,008,878
   Additional paid-in capital ......................................................                        280,500
   Retained earnings (deficit) .....................................................         29,997        (324,982)
   Treasury stock, 58,374 shares in 1994 and 1995 ..................................       (430,500)       (430,500)
   Net unrealized loss on noncurrent marketable securities .........................       (202,500)       (202,500)
                                                                                       ------------    ------------
Total stockholders' equity .........................................................      4,902,933       6,331,396
                                                                                       ------------    ------------
                                                                                       $  9,224,599    $ 27,472,019
                                                                                       ============    ============

* As restated -- See Note 1

See accompanying notes.


                           Whitman Medical Corp. and Subsidiaries

                           Consolidated Statements of Operations

                                                                                YEARS ENDED MARCH 31
                                                                   1993            1994            1995
                                                               ------------    ------------    ------------
REVENUES
Tuition ....................................................   $  4,268,406    $  6,158,203    $ 10,954,572
Other educational materials ................................                                        634,623
Other ......................................................                                        170,063
                                                               ------------    ------------    ------------
Total revenues .............................................      4,268,406       6,158,203      11,759,258

COSTS AND EXPENSES
Cost of educational services ...............................      2,557,344       3,415,312       6,179,696
General and administrative expense .........................      1,755,510       2,356,188       4,868,044
Bad debt expense ...........................................         74,624          70,863         831,382
                                                               ------------    ------------    ------------
Total costs and expenses ...................................      4,387,478       5,842,363      11,879,122
                                                               ------------    ------------    ------------

(Loss) income from operations ..............................       (119,072)        315,840        (119,864)

Interest income ............................................         75,419          57,742          58,075
Interest expense ...........................................        (49,923)        (79,627)       (326,125)
                                                               ------------    ------------    ------------
(Loss) income from continuing operations before income
 tax (benefit) provision ...................................        (93,576)        293,955        (387,914)

Income tax (benefit) provision .............................         21,742          80,394         (32,935)
                                                               ------------    ------------    ------------
(Loss) income from continuing operations ...................       (115,318)        213,561        (354,979)

Discontinued operations:
  Loss from operations of subsidiary, net of tax benefit
   of $15,321 ..............................................        (42,224)
  Loss on disposal of subsidiary, net of tax
   benefit of $39,767 ......................................       (122,721)
                                                               ------------
Total loss from discontinued operations ....................       (164,945)
                                                               ------------    ------------    ------------
Net (loss) income ..........................................   $   (280,263)   $    213,561    $   (354,979)
                                                               ============    ============    ============
(Loss) income per share of common stock:
   Continuing operations ...................................   $       (.03)   $        .06    $       (.10)
   Discontinued operations .................................           (.05)
                                                               ------------    ------------    ------------
Net (loss) income ..........................................   $       (.08)   $        .06    $       (.10)
                                                               ============    ============    ============
Average number of common and common equivalent shares
 outstanding, excluding common shares held in escrow .......      3,534,434       3,645,886       3,599,993
                                                               ============    ============    ============

See accompanying notes.

                                    Whitman Medical Corp. and Subsidiaries

                              Consolidated Statements of Changes in Stockholders' Equity

                                   Years ended March 31, 1993, 1994 and 1995

                                                                                                                 Net
                                                                                                              Unrealized
                                                                                                                (Loss)
                                                                                                               Gain on
                                            Common                      Additional     Retained               Noncurrent
                                            Shares        Common          Paid-In      Earnings   Treasury    Marketable
                                           Outstanding    Stock          Capital     (Deficit)     Stock      Securities  Total
                                           -----------  -----------   -----------    ---------   ----------   ---------- --------
Balance at April 1, 1992 ...............   1,143,710    $ 1,810,007                  $ 96,699    $      --    $      -- $1,906,706
   Shares issued in private placement ..   2,000,000      2,984,402                                                      2,984,402
   Shares issued for exercise of
    stock options                            164,000        451,540                                                        451,540
   Shares received for payment of 150,000
    stock options exercised ............     (58,374)                                            (430,500)                (430,500)
   Net unrealized loss on noncurrent
    marketable securities ..............                                                                      (228,750)   (228,750)
   Net loss ............................                                             (280,263)                            (280,263)
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1993 ..............   3,249,336      5,245,949                  (183,564)   (430,500)    (228,750)  4,403,135
   Shares issued for exercise of
    stock options.......................     101,700        259,987                                                        259,987
   Net unrealized gain on noncurrent                                                                            26,250
    marketable securities ..............                                                                                    26,250
   Net income ..........................                                              213,561                              213,561
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1994 ..............    3,351,036     5,505,936                    29,997    (430,500)    (202,500)  4,902,933
   Shares issued for exercise of stock
    options and warrants*...............      405,480     1,002,942                                                      1,002,942
   Shares issued in acquisition ........       98,232       500,000                                                        500,000
   Value of warrants issued for loan
    guarantee ..........................                               $280,500                                            280,500
   Net loss ............................                                            (354,979)                             (354,979)
                                           -----------  -----------   -----------   ---------   ----------   ---------- ----------
Balance at March 31, 1995*..............    3,854,748   $ 7,008,878    $280,500    $(324,982)   $(430,500)   $(202,500) $6,331,396
                                           ===========  ===========   ===========   =========   ==========   ========== ==========

* As restated -- See Note 1

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

RESTATEMENT

The 1995 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders' Equity have been restated to reflect $105,500 of additional deferred interest expense associated with the warrants issued in connection with the guarantee of debt. See Note 9.


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


        A director and shareholder of the Company is also Chairman and Chief Executive Officer of IVAX Corporation.


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
                                              ----------
                                              $2,011,949
                                              ==========



8.  PROPOSED BUSINESS ACQUISITIONS

The Company incurred professional fees and expenses of $155,000 and $77,000 in fiscal 1994 and 1993, respectively, for proposed business acquisitions. The fees and expenses incurred were expensed in the period it was determined the proposed acquisition would not be consummated.


9.  STOCK OPTION PLANS AND WARRANTS


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


9.  STOCK OPTION PLANS AND WARRANTS (CONTINUED)


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


In connection with the term loan and revolving credit facility, a company beneficially owned by the Chairman of the Board provided a guarantee of the debt in exchange for warrants to purchase 575,000 shares of common stock at $6.25 per share, the fair value of the common stock at the date of issuance. $280,500 of deferred interest expense has been recorded at March 31, 1995 representing the estimated value of the warrants, including the impact of the discounted exercise price as described below, which is being recognized as interest expense over the loan guarantee period of 16 months.

At the Company's request, the stock purchase warrants to purchase 75,000 shares issued in 1993 and 160,480 shares issued in 1994, and the warrants to purchase 150,000 shares (included in 575,000 mentioned above) were exercised during fiscal 1995 at agreed upon discounted prices. The stock purchase warrant to purchase 75,000 shares, with an original exercise price of $4.00 per share and an expiration date of April 1997, was exercised at a discounted price of $3.12 per share. The stock purchase warrant to purchase 160,480 shares, with an original exercise price of $1.56 per share and an expiration date of July 1999, was exercised at a discounted price of $.93 per share. The warrants to purchase 150,000 shares, with an original exercise price of $6.25 per share and an expiration date of January 2000, were exercised at a discounted price of $3.51 per share.


Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 1,830,300 shares.


10.  LEASE COMMITMENTS


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



11.  DISCONTINUED OPERATIONS


In fiscal 1993, the Company discontinued operations of its manufacturing subsidiary and the Company sold and/or disposed of all of the subsidiary's assets. The loss from the discontinued operations amounted to $164,945, net of a federal income tax benefit of $55,088. The Company plans to dispose of its remaining patents and medical device products.


12.  RELATED PARTY TRANSACTIONS


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



12.  RELATED PARTY TRANSACTIONS (CONTINUED)


In April 1995, the Company entered into an agreement with another company 40% owned by the Company's president. In addition to paying a fee for services, the Company agreed to purchase textbooks and materials totaling $160,000 over a two-year period. These textbooks and materials will be resold to the Company's students.


13.  ACQUISITION


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



13.  ACQUISITION (CONTINUED)


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


14.  COMMITMENTS AND CONTINGENCIES


In fiscal 1995 the Company entered into financing agreements to acquire capital
equipment totaling $2,190,000.   The capital equipment, primarily ultra sound
scanners, are being used in the new career programs being offered. In fiscal 1995, $1,488,000 of capital equipment was financed under the agreements.


15.  STUDENT FINANCIAL AID PROGRAMS


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


16.  SUBSEQUENT EVENT


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


17.  EVENTS (UNAUDITED) SUBSEQUENT TO THE
     DATE OF THE REPORT OF INDEPENDENT AUDITORS

DEFERRED COSTS

Effective January 1, 1996 the Company changed the amortization period of deferred costs from a 36 month period to a 12 month period. The change in estimate will be accounted for on a prospective basis and will increase amortization expense in the fourth quarter ended March 31, 1996 by approximately $16,000 and fiscal year 1997 by approximately $129,000.

Had this change in accounting estimate been implemented in prior periods, the estimated effect on amortization expense for the year ended March 31, 1996 and March 31, 1995 would have approximated $2,000 and ($94,000), respectively.

LEGAL PROCEEDINGS

An action has been commenced against the Company's wholly owned subsidiary, Ultrasound Technical Services, Inc. (UTS), operator of the Ultrasound Diagnostic School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida.






The amended complaint filed on behalf of 35 current or former students of the School's Jacksonville and Tampa facilities alleges that at the time each of the plaintiffs registered, UTS falsely represented that almost all of its graduates were placed in positions of employment in the field of ultrasound diagnostics and that its students were eligible upon graduation to take the examination for the American Registry of Diagnostic Medical Sonographers or that being registered was not a factor in obtaining employment in the field of Ultrasound Diagnostics. The amended complaint further alleges that the plaintiffs were induced by these alleged false representations to pay a total of over $300,000 in tuition and fees to UTS. The amended complaint seeks an unspecified amount of damages. UTS has not interposed its answer in the action. UTS intends to deny making the alleged representations and believes that it has meritorious defenses to the action. Management cannot at this stage in the proceedings assess whether UTS will have any liability in this action and if so, whether such liability will have a material adverse effect on the Company.