Form 10-Q/A
period 1995-09-30
WHITMAN MEDICAL CORP
filed 1996-02-13
CIK 352183

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q/A-1


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










                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                Whitman Medical Corp. and Subsidiaries
                      Consolidated Balance Sheets

                                         September 30,     March 31,
                                              1995           1995
                                         -------------     --------
                                          (Unaudited)
ASSETS
Current Assets:

  Cash and cash equivalents               $    722,203    $ 1,658,104

  Restricted cash                              393,276        312,000

  Accounts receivable less allowance
    for doubtful accounts of $1,499,471
    in September 1995 and $1,000,864
    in March 1995                           11,231,548     14,216,126

  Inventories                                  682,800        290,450

  Other current assets                         360,257        520,044
                                         -------------   ------------
Total current assets                        13,390,084     16,996,724


Equipment and leasehold improvements,
  net                                        4,884,672      3,678,239

Marketable securities-related party            903,750        750,000

Deferred costs, net of accumulated
  amortization of $739,780 in September
  1995 and $553,434 in March 1995              442,737        624,205

Deposits and other assets, net of
  amortization of $69,645 in September
  1995 and $58,998 in March 1995               676,823        449,872

Goodwill, net of accumulated
  amortization of $149,999 in September
  1995 and $113,762 in March 1995            2,564,647      2,572,979

Restricted cash - escrow                     2,400,000      2,400,000
                                         -------------   ------------
                                          $ 25,262,713    $27,472,019
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

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value,
    authorized 50,000,000 shares,
    issued and outstanding, excluding
    shares held in escrow, 3,864,248
    shares in September 1995
    and 3,854,748 shares in March 1995       7,029,516      7,008,878

  Additional paid-in capital                   280,500        280,500

  Retained deficit                         (1,778,111)      (324,982)

  Treasury stock, 58,374 shares in
    September 1995 and March 1995            (430,500)      (430,500)

  Net unrealized loss on noncurrent
    marketable securities                     (48,750)      (202,500)
                                         -------------   ------------
Total stockholders' equity                   5,052,655      6,331,396
                                         -------------   ------------
                                          $ 25,262,713    $27,472,019
                                         =============   ============


                        See accompanying notes


                 Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                                        For The Three Months Ended
                                               September 30,
                                            1995           1994
                                         -------------   ------------

REVENUES

  Tuition                                 $ 6,628,182     $1,922,402

  Educational materials and other             582,632         79,722
                                         -------------   ------------

Total revenues                              7,210,814      2,002,124


COSTS AND EXPENSES

  Cost of educational services              4,281,150      1,013,444

  General and
    administrative expenses                 2,667,056        830,610

  Bad debt expense                            557,287         34,879
                                         -------------   ------------

Total costs and expenses                    7,505,493      1,878,933
                                         -------------   ------------

Loss from operations                         (294,679)       123,191

Interest Income                                13,836         13,904
Interest Expense                             (288,268)       (24,341)
                                         -------------   ------------

Loss before income taxes                     (569,111)       112,754

Income tax provision                           18,647         82,173
                                         -------------   ------------

Net (loss) income                         $  (587,758)    $   30,581
                                         =============   ============

Net (loss) income
  per share of common stock               $      (.15)    $      .01
                                         =============   ============

Weighted average number of common and
  common equivalent shares outstanding,
  excluding common shares held in escrow    3,854,851      3,493,802
                                         =============   ============


                        See accompanying notes


                 Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                                          For The Six Months Ended
                                               September 30,
                                            1995           1994
                                         -------------   ------------

REVENUES

  Tuition                                 $12,385,058     $3,401,432

  Educational materials and other           1,025,061         99,810
                                         -------------   ------------

Total revenues                             13,410,119      3,501,242


COSTS AND EXPENSES

  Cost of educational services              8,155,630      2,039,999

  General and
    administrative expenses                 4,937,628      1,414,603

  Bad debt expense                          1,168,720         52,056
                                         -------------   ------------

Total costs and expenses                   14,261,978      3,506,658
                                         -------------   ------------

Loss from operations                         (851,859)        (5,416)

Interest Income                                25,634         23,092
Interest Expense                             (589,283)       (46,578)
                                         -------------   ------------

Loss before income taxes                   (1,415,508)       (28,902)

Income tax provision                           37,621         49,632
                                         -------------   ------------

Net loss                                  $(1,453,129)    $  (78,534)
                                         =============   ============

Net loss
  per share of common stock               $      (.38)    $     (.02)
                                         =============   ============

Weighted average number of common and
  common equivalent shares outstanding,
  excluding common shares held in escrow    3,854,851      3,493,802
                                         =============   ============



                        See accompanying notes


                Whitman Medical Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)


                                         For The Six Months Ended
                                               September 30,
                                              1995           1994
                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $(1,453,129)    $  (78,534)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation and amortization               523,372        210,286
  Bad debt expense                          1,168,720         52,056
  Loss on sale of equipment                    26,425
  Changes in operating assets and
    liabilities:
    Restricted cash                           (81,276)
    Accounts receivable                     1,815,858     (1,238,678)
    Inventory                                (392,350)
    Other current assets                      159,787        (34,794)
    Deferred costs                             (4,878)       (83,004)
    Deposits and other assets                (217,481)       (42,553)
    Accounts payable                          (92,570)        (4,998)
    Accrued expenses                          107,430         78,690
    Income taxes payable                        4,722         48,261
    Deferred tuition revenue               (1,458,538)       944,149
                                         -------------   ------------
Net cash provided from (used in)
  operating activities                        106,092       (149,119)
                                         -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment & leasehold
  improvements                               (462,313)      (104,248)
Proceeds from sale of equipment                               11,300
                                         -------------   ------------
Net cash used in investing
  activities                                 (462,313)       (92,948)
                                         -------------   ------------

CASH FLOWS  FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term borrowings                  3,850,000
Principal payment on revolving line of
  credit and long-term borrowings          (4,183,621)
Principal payments of capitalized
  lease obligations                          (266,697)       (82,970)
Proceeds from exercise of options-
  common stock                                 20,638
                                         -------------   ------------

Net cash used in
  financing activities                       (579,680)       (82,970)
                                         -------------   ------------


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


The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the six months ended September 30, 1994 as though the acquisition described above was made at the beginning of fiscal year 1995:

       Revenues                      $10,899,363
       (Loss) income before taxes        272,470
       Net (loss) income                 148,190
       Net (loss) income per share    $      .04




2. PROBABLE ACQUISITION

On September 12, 1995, the Company entered into an Agreement and Plan of Merger with MDJB, Inc. ("MDJB") pursuant to which MDJB will merge into a wholly owned subsidiary of the Company. Upon the merger of MDJB into the subsidiary, 1,250,000 registered shares of the Company's common stock will be exchanged for all of the outstanding MDJB stock.

The following table summarizes, on an unaudited pro forma basis, the first six months of operations of MDJB for fiscal 1995 and 1994 combined with the results of operations of the Company and Sanford Brown based on the pooling of interests method of accounting of the Company and its subsidiaries for the six months ended September 30, 1995 and 1994 as though the acquisition described above was made at the beginning of each fiscal year:


                                        1995         1994
                                   ------------  ------------

       Revenues                     $17,757,946   $14,611,675
       (Loss) income before taxes      (833,840)      591,149
       Net (loss) income             (1,084,667)      315,751
       Net (loss) income per share    $    (.21)   $      .06


3. DEFERRED COST

Effective January 1, 1996 the Company changed the amortization period of deferred costs from a 36 month period to a 12 month period. The change in estimate will be accounted for on a prospective basis and will increase amortization expense in the fourth quarter ended March 31, 1996 by approximately $16,000 and fiscal year 1997 by approximately $129,000.

Had this change in accounting estimate been implemented in prior periods, the estimated effect on amortization expense for the six months ended September 30, 1995 and September 30, 1994 would have approximated $1,000 and ($47,000), respectively.


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

          For the 1995 September Quarter, the contribution to the operating performance of the Company from each of its two school operations, exclusive of $200,713 of the Company's corporate overhead, was:

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

        For the 1995 Six Month Period the contribution to the operating performance of the Company from each of its two school operations, exclusive of $457,356 of the Company's corporate overhead, was:

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


        Liquidity and Capital Resources


        At September 30, 1995, the Company had cash on hand of $1,115,479, as compared to $1,970,104 at March 31, 1995. Included in cash on hand at September 30, 1995 and March 31, 1995 were $393,276 and $312,000, respectively, as cash set aside in accordance with Department of Education regulations to be available for student refunds.
Receivables at September 30, 1995 were $11,231,548 (net of an allowance of $1,499,971 for doubtful accounts), compared to receivables of $14,216,126 (net of an allowance of $1,000,864 for doubtful accounts) at March 31, 1995. Of the $11,231,548 in accounts receivable at September 30, 1995, $8,890,702 were held by UDS and $3,140,846 were held by SBC as compared to $7,330,306 held by UDS and $6,885,820 held SBC at March 31, 1995. Receivables held by UDS increased at September 30, 1995 from March 31, 1995 because of the increase in the UDS student population. Receivables held by SBC decreased at September 30, 1995 from March 31, 1995, even though the SBC student population increased because of the change in its charging method to term based programs.



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


                                  Whitman Medical Corp.
                         ------------------------------------------
                                     (Registrant)



Date: February 13, 1996 /s/  Randy S. Proto
                         ------------------------------------------
                         Randy S. Proto, President



Date: February 13, 1996 /s/  Joseph Lichtenstein
                         ------------------------------------------
                         Joseph Lichtenstein
                         Vice President and Treasurer