Form 10-Q
period 1995-12-31
WHITMAN MEDICAL CORP
filed 1996-02-14
CIK 352183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1995
                                                    -----------------
                                      or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from __________________ to __________________

Commission File Number        1-13722
                        ------------------

                         WHITMAN MEDICAL CORP.
-----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         NEW JERSEY                                       22-2246554
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           485E US Route 1 South, Suite 100, Iselin, New Jersey  08803
-------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                (908) 636-3640
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of
Securities under a plan confirmed by a court.
Yes       No
   -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


         Class                               Outstanding at February 2, 1996
         -----                               -------------------------------
Common stock, no par value                              4,396,762

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    Whitman Medical Corp. and Subsidiaries
                          Consolidated Balance Sheets


                                              December 31,    March 31,
                                                 1995           1995*
                                              ------------ -------------
                                              (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents .............   $   517,399   $ 1,658,104

   Restricted cash .......................       100,000       312,000

   Accounts receivable less allowance
       for doubtful accounts of $1,416,190
       in December 1995 and $1,000,864
       in March 1995 .....................    13,626,816    14,216,126

   Inventories ...........................       546,079       290,450

   Other current assets ..................       416,639       520,044
                                             -----------   -----------
Total current assets .....................    15,206,933    16,996,724

Equipment and leasehold improvements,
   net ...................................     5,363,631     3,678,239

Marketable securities - related party ....       855,000       750,000

Deferred costs, net of accumulated
   amortization of $728,058 in December
   1995 and $553,434 in March 1995 .......       356,134       624,205

Deposits and other assets, net of
   amortization of $74,210 in December
   1995 and $58,998 in March 1995 ........       796,571       449,872

Goodwill, net of accumulated
   amortization of $167,816 in December
   1995 and $113,762 in March 1995 .......     2,546,828     2,572,979

Restricted cash - escrow .................     2,400,000     2,400,000
                                             -----------   -----------
                                             $27,525,097   $27,472,019
                                             ===========   ===========


* As restated - See Note 4




                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                    Consolidated Balance Sheet - Continued


                                              December 31,      March 31,
                                                 1995             1995*
                                             -------------  ---------------
                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................   $    999,645         829,959

   Accrued expenses .....................        825,364         764,881

   Income taxes payable .................         34,253

   Bank notes payable ...................      7,200,000

   Current portion of capitalized
       lease obligations ................        691,586         391,496

   Deferred tuition revenue .............     10,445,356       9,910,213
                                            ------------    ------------
Total current liabilities ...............     20,196,204      11,896,549

Capitalized lease obligations ...........      2,173,571       1,620,453

Long-term bank notes ....................                      7,623,621

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value,
       authorized 50,000,000 shares,
       issued and outstanding, excluding
       shares held in escrow, 3,885,956
       shares in December 1995
       and 3,854,748 shares in March 1995      7,029,516       7,008,878

   Additional paid-in capital ...........        280,500         280,500

   Retained deficit .....................     (1,582,194)       (324,982)

   Treasury stock, 116,357 shares in
       December 1995 and 58,374 shares
       in March 1995 ....................       (430,500)       (430,500)

   Net unrealized loss on noncurrent
       marketable securities ............        (97,500)       (202,500)
                                            ------------    ------------
Total stockholders' equity ..............      5,155,322       6,331,396
                                            ------------    ------------
                                            $ 27,525,097    $ 27,472,019
                                            ============    ============
* As restated - See Note 4

                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                             For The Three Months Ended
                                                                                     December 31,
                                                                                  1995          1994
                                                                              ------------    --------
REVENUES

   Tuition ................................................................   $ 7,408,069    $ 2,099,990

   Educational materials and other ........................................       749,643         72,915
                                                                              -----------    -----------

Total revenues ............................................................     8,157,712      2,172,905


COSTS AND EXPENSES

   Cost of educational services ...........................................     4,431,410      1,217,302

   General and
       administrative expenses ............................................     2,865,083      1,039,292

   Bad debt expense .......................................................       401,837        164,553
                                                                              -----------    -----------


Total costs and expenses ..................................................     7,698,330      2,421,147
                                                                              -----------    -----------

Income (loss) from operations .............................................       459,382       (248,242)

Interest Income ...........................................................         3,732         10,472
Interest Expense ..........................................................      (282,106)       (32,682)
                                                                              -----------    -----------

Income (loss) before income taxes .........................................       181,008       (270,452)

Income tax provision (benefit) ............................................        29,591        (33,640)
                                                                              -----------    -----------

Net income (loss) .........................................................   $   151,417    $  (236,812)
                                                                              ===========    ===========

Net income (loss)
   per share of common stock ..............................................   $       .03    $      (.07)
                                                                              ===========    ===========

Weighted average number of common and common equivalent shares outstanding, excluding common shares held in escrow for the three months ended
   December 31, 1994 ......................................................     4,443,467      3,575,604
                                                                              ===========    ===========




                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                              For The Nine Months Ended
                                                    December 31,
                                                1995            1994
                                            ------------   -------------

REVENUES

   Tuition ..............................   $ 19,793,127    $  5,501,422

   Educational materials and other ......      1,774,704         166,395
                                            ------------    ------------

Total revenues ..........................     21,567,831       5,667,817


COSTS AND EXPENSES

   Cost of educational services .........     12,587,040       3,415,749

   General and
       administrative expenses ..........      7,835,710       2,264,843

   Bad debt expense .....................      1,537,558         241,108
                                            ------------    ------------


Total costs and expenses ................     21,960,308       5,921,700
                                            ------------    ------------

Loss from operations ....................       (392,477)       (253,883)

Interest Income .........................         29,366          34,789
Interest Expense ........................       (871,389)        (80,260)
                                            ------------    ------------

Loss before income taxes ................     (1,234,500)       (299,354)

Income tax provision ....................         67,212          15,992
                                            ------------    ------------

Net loss ................................   $ (1,301,712)   $   (315,346)
                                            ============    ============

Net loss
   per share of common stock ............   $       (.34)   $       (.09)
                                            ============    ============

Weighted average number of common and
   common equivalent shares outstanding,
   excluding common shares held in escrow      3,865,583       3,575,604
                                            ============    ============








                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                   For The Nine Months Ended
                                                          December 31,
                                                      1995            1994
                                                  -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................   $(1,301,712)   $  (315,346)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization ..............       813,895        338,744
   Bad debt expense ...........................     1,537,558        241,108
   Loss on sale of equipment ..................        26,425
   Changes in operating assets and
       liabilities:
       Restricted cash ........................       212,000     (4,666,452)
       Accounts receivable ....................      (948,248)      (327,871)
       Inventory ..............................      (255,629)
       Other current assets ...................       103,405       (605,434)
       Deferred costs .........................        (4,878)      (213,050)
       Deposits and other assets ..............      (357,064)       (21,593)
       Accounts payable .......................       169,686        587,294
       Accrued expenses .......................        60,483        313,856
       Income taxes payable ...................        34,253        (50,724)
Deferred tuition revenue ......................       535,143      3,985,481
                                                  -----------    -----------
Net cash provided from (used in)
   operating activities .......................       625,317       (778,987)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment & leasehold
   improvements ...............................      (947,100)      (244,834)
Proceeds from sale of equipment ...............                       11,300
                                                  -----------    -----------
Net cash used in investing
   activities .................................      (947,100)      (233,534)
                                                  -----------    -----------

CASH FLOWS  FROM FINANCING ACTIVITIES
Proceeds from long-term bank loan .............                    6,000,000
Payment into escrow for acquisition of SBC ....                   (5,900,000)
Issuance of common stock for acquisition of SBC                      500,000
Proceeds from revolving line of credit
   and long-term borrowings ...................     4,800,000        225,000
Principal payment on revolving line of
   credit and long-term borrowings ............    (5,223,621)      (225,000)
Principal payments of capitalized
   lease obligations ..........................      (415,939)      (125,519)
Proceeds from exercise of options-
   common stock ...............................        20,638         94,800
                                                  -----------    -----------
Net cash (used in) provided by
   financing activities .......................      (818,922)       569,281
                                                  -----------    -----------

                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
               Consolidated Statements of Cash Flows - continued
                                  (Unaudited)



                                         For The Nine Months Ended
                                               December 31,
                                            1995           1994
                                        ------------   ------------

Decrease in cash and
   cash equivalents .................   $(1,140,705)   $  (443,240)

Cash and cash equivalents at
   beginning of period ..............     1,658,104      1,369,462
                                        -----------    -----------

Cash and cash equivalents
   at end of period .................   $   517,399    $   926,222
                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Interest paid ....................   $   518,086    $    75,465
                                        ===========    ===========

   Income taxes paid ................   $     7,389    $    92,380
                                        ===========    ===========

   Equipment and leasehold
       improvements financed through
       capital leases ...............   $ 1,323,758    $ 1,081,660
                                        ===========    ===========












                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

                               December 31, 1995
                               -----------------
                                  (Unaudited)

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

Certain December 31, 1994 balances have been reclassified to conform to the current year's presentation.

1.     ACQUISITION

On December 21, 1994, the Company completed the purchase of Sanford-Brown College, a privately held proprietary business and allied healthcare college. Sanford-Brown was acquired for $3.5 million in cash and $500,000 (98,232 shares) in common stock and contingent consideration of $2.4 million in cash and 510,806 shares of common stock held in escrow at December 31, 1995.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and its subsidiaries for the nine months ended December 31, 1994 as though the acquisition described above was made at the beginning of the fiscal year:



                                      1994
                                 ------------
Revenues .....................   $ 16,660,030
Loss before taxes ............       (124,196)
Net loss .....................       (175,416)
Net loss per share ...........   $       (.05)

2.     PROBABLE ACQUISITION

On September 12, 1995, the Company entered into an Agreement and Plan of Merger with MDJB, Inc. ("MDJB") pursuant to which MDJB will merge into a wholly owned subsidiary of the Company. Upon the merger of MDJB into the subsidiary, 1,250,000 registered shares of the Company's common stock will be exchanged for all of the outstanding MDJB stock.

The following table summarizes, on an unaudited pro forma basis, the first nine months of operations of MDJB for fiscal 1995 and 1994 combined with the results of operations of the Company and SBC based on the pooling of interests method of accounting of the Company and its subsidiaries for the nine months ended December 31, 1995 and 1994 as though the acquisition described above was made at the beginning of each fiscal year:


                                          1995            1994
                                      ------------    ------------
Revenues ..........................   $ 27,988,654    $ 22,327,517
(Loss) income before taxes ........       (918,896)        174,131
Net (loss) income .................     (1,009,863)         (2,809)
Net (loss) income per share .......   $       (.20)   $       (.01)



3.     DEFERRED COSTS

Effective January 1, 1996, the Company changed the amortization period of deferred costs from a 36 month period to a 12 month period. This change in estimate will be accounted for on a prospective basis and will increase amortization expense in the fourth quarter ended March 31, 1996 by approximately $16,000 and in fiscal year 1997 by approximately $129,000.

Had this change in accounting estimate been implemented in the prior period, the estimated effect on the amortization expense for the nine months ended December 31, 1995 and Decemeber 31, 1994 would have approximated an increase $1,500 and a decrease $71,000, respectively.


4.     RESTATEMENT

The March 31, 1995 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholder's Equity have been restated to reflect $105,500 of additional deferred interest expense associated with the Stock Warrants issued to the Chairman in connection with his guarantee of the Company's debt.

Item 2.           Management Discussion and Analysis of Financial
                  Condition and Results of Operations

                  Results of Operations Three Months Ended December 31, 1995
                  ----------------------------------------------------------
                  Compared to Three Months Ended December 31, 1994
                  ----------------------------------------------------------

                  For the three months ended December 31, 1995 (the "1995 December Quarter"), the Company had a net income of $151,417, or $.03 per share. For the three month period ended December 31, 1994 (the "1994 December Quarter"), the Company had a net loss of $236,812, or $.07 per share. The 510,806 shares that remain in escrow in connection with the Sanford-Brown College acquisition are considered outstanding for the purpose of the 1995 per share income computation but not for the 1994 per share loss calculation as their effect is antidilutive.

                  In both periods, virtually all of the Company's revenues were generated by its school operations. In the 1994 December Quarter, the Company's school operations consisted of the Ultrasound Diagnostic School ("UDS") and Sanford-Brown College ("SBC") for eleven days of operations, whereas, in the 1995 December Quarter, the school operations consisted of UDS and SBC for the entire Quarter. Therefore, the comparative financial discussion below of the 1994 December Quarter predominately does not include SBC.

                  Total student population upon which revenues were earned in the Company's schools has increased from 1,731 (497 at UDS and 1234 at SBC) at December 31, 1994 to 3,000 at December 31, 1995 (1563 at UDS and 1437 at SBC).

                  In the 1994 December Quarter, at UDS, the new cardiovascular technology program ("CVT") was offered at six of its facilities and the new medical assisting program ("MA") was offered at only one of its facilities. At December 31, 1995, UDS had substantially completed the expansion of eleven of its fifteen facilities, and the new MA program was being offered in those eleven UDS facilities. The new CVT program requires little additional expansion and at December 31, 1995 was being offered at thirteen facilities, eleven of which also offered the new MA program. UDS expects to expand a twelfth facility in the first half of fiscal 1997 in order to offer the MA program and does not have a specified time schedule to complete the expansion of the remaining three facilities beyond offering both the general ultrasound and CVT programs. The addition of the new programs has required UDS to incur significant expenses in advance of the expected increases in enrollments and, thereafter, revenues. Management believes the Company will not fully realize the benefits from the eleven expanded facilities until the fourth quarter of fiscal 1996 when the expected further increase in student enrollment at these facilities has substantially occurred.

                  For the 1995 December Quarter, the contribution to the operating performance of the Company from each of its two school operations, exclusive of $122,668 of the Company's corporate overhead, was:

                               UDS            SBC
                          -----------    -----------
Total revenues ........   $ 4,126,331    $ 4,031,381

Operating expenses ....     4,142,874      3,432,788

Operating (loss) income       (16,543)       598,593

Interest expense, net .       144,104        134,270

Pretax (loss) income ..      (160,647)       464,323

SBC interest expense reflects the bank debt associated with its acquisition by the Company and UDS interest expense reflects financing costs of its additional capital assets and the interest expense from the line of credit to finance its cash flow requirements due to its expansion.

              The Company had total revenues of $8,158,000 for the 1995 December Quarter ($4,126,000 earned by UDS and $4,032,000 earned by SBC), as compared to total revenues of $2,173,000 for the 1994 December Quarter ($1,834,000 earned by UDS and $339,000 earned by SBC from eleven days of operations).

              UDS tuition revenues increased 110%, or $1,931,000, from $1,764,000 to $3,695,000, in the 1995 December Quarter as compared to the 1994 December Quarter. Tuition revenues from the general ultrasound program decreased $252,000 from $1,542,000 to $1,290,000, as UDS emphasized enrollments in the new programs. Tuition revenues from the CVT program increased $614,000, from $149,000 to $763,000, and tuition revenues from the MA program increased $1,520,000, from $8,000 to $1,528,000. Continuing medical education ("CME") program revenues and student fee revenues increased $50,000. UDS expects to continue to focus on enrollments in the new programs as a means of further growth. Management believes that enrollment and revenues in the general ultrasound program will remain stable or decline slightly.

              As part of the addition of the CVT and MA programs, additional employees were hired (administrative and teaching), equipment was acquired and school facilities were expanded. As a result, expenses are being incurred in advance of the anticipated further increases in enrollments and revenues that management believes will continue to occur from the expansion.

              SBC was acquired on December 21, 1994 and was accounted for as a purchase. Consequently, eleven days of its operating results were included in the consolidated December 1994 results. In comparing SBC's operations as though they had been acquired at the beginning of the three months ended December 31, 1994, SBC had total revenues of $4,032,000 in the 1995 December Quarter as compared to $3,797,000 for the three months ended December 31, 1994, an increase of 6% or $235,000. Tuition revenues for the 1995 December Quarter were $3,713,000 as compared to $3,462,000 for the three months ended December 31, 1994, an increase of 7% or $251,000.

              Cost of educational services was $4,431,000 in the 1995 December Quarter ($2,240,000 incurred by UDS and $2,191,000 incurred by SBC) as compared to $1,217,000 in the 1994 December Quarter ($1,076,000 incurred by UDS and $141,000 incurred by SBC for eleven days of operations).

              At UDS, cost of educational services increased $1,164,000, from $1,076,000 to $2,240,000 or 108% in the 1995 December Quarter as compared to the 1994 December Quarter. In the 1995 December Quarter, instructor payroll increased $399,000 or 76%, from $526,000 to $925,000, administration payroll increased $196,000 or 80%, from $246,000 to $442,000, facility rent expense increased $200,000 or 100%, from $200,000 to $400,000 and cost of books and uniforms sold to students increased $286,000 or 381%, from $75,000 to $361,000. Instructor payroll increased due, principally, to the addition of instructors to teach the new CVT and MA programs. Administration payroll and facility rent increased because the increased student population and the anticipated further increase in student population was preceded by the relocation or expansion of eleven of the school facilities to larger, more expensive facilities, and the hiring of additional school staff necessary to, including career advisors and support staff, accommodate the increased student population.

              In comparing SBC's operations as though they had been acquired at the beginning of the three months ended December 31, 1994, SBC had cost of educational services of $2,192,000 in the 1995 December Quarter as compared to $2,363,000 for the three months ended December 31, 1994, a decrease of 8% or $171,000.

              General and administrative expense, excluding corporate overhead of $122,668, was $2,742,000 in the 1995 December Quarter ($1,745,000 incurred by UDS and $997,000 incurred by SBC) as compared to $1,039,000 in the 1994 December Quarter ($830,000 incurred by UDS and $209,000 incurred by SBC for eleven days of operations).

              At UDS, general and administrative expense increased $915,000, from $831,000 to $1,746,000, or 110% in the 1995 December Quarter as compared to the 1994 December Quarter. Sales and marketing expenses, including the cost of admission representatives and advertising, increased $382,000 or 434%, from $88,000 to $470,000, in the 1995 December Quarter as compared to the 1994 December Quarter. In the 1994 December Quarter, UDS offered the new CVT program in six locations and the new MA program in only one location. In order to create market awareness of and generate interest in the new MA and CVT programs, UDS increased direct advertising expenditures from $88,000 in the 1994 December Quarter to $183,000 in the 1995 December Quarter, an increase of $95,000 or 108%. In the 1994 December Quarter , UDS had two admissions representatives. In the 1995 December Quarter, in order to enroll and properly service the significantly increased number of prospective students, UDS employed a total of 30 admissions representatives in the eleven expanded facilities. Other expenses reflect similar increases consistent with UDS' planned expansion. Expense for UDS' management staff necessary to support the school operations and to accommodate the increased student population increased $64,000 or 30%, from $213,000 to $277,000, in the 1995 December Quarter as compared to the 1994 December Quarter. The other major components of general and administrative expense that increased in the 1995 December Quarter were travel, depreciation and amortization and general office expense due, principally, to the effect of the expansion plan.

              In comparing SBC's operations as though they had been acquired at the beginning of the three months ended December 31, 1994, SBC had cost of general and administrative expense of $997,000 in the 1995 December Quarter as compared to $1,174,000 for the three months ended December 31, 1994, a decrease of $177,000, or 15%.

              In the 1995 December Quarter, allowance for doubtful accounts was as follows:

                             UDS          SBC          Total
                         ----------   ----------    ----------
September 30, 1995
Allowance for doubtful
  accounts ...........     $385,000   $1,115,000    $1,500,000


Bad debt expense .....      158,000      244,000       402,000

Accounts charged off
  during the quarter .       (2,000)    (444,000)     (466,000)
                         ----------   ----------    ----------

December 31, 1995
Allowance for doubtful
  accounts ...........     $541,000     $875,000    $1,416,000
                         ==========   ==========    ==========


              Results of Operations Nine Months Ended December 31, 1995
              ---------------------------------------------------------
              Compared to Nine Months Ended December 31, 1994
              ------------------------------------------------

              For the nine months ended December 31, 1995 (the "1995
Nine Month Period"), the Company had a net loss of $1,301,712, or $.34 per share. For the nine month period ended December 31, 1994 (the "1994 Nine Month Period"), the Company had a net loss of $315,346, or $.09 per share. The 510,806 shares that remain in escrow in connection with the SBC acquisition are not considered outstanding for the purpose of the per share loss computation as their effect is anti-dilutive.

              In both periods, virtually all of the Company's revenues were generated by its school operations. In the 1994 Nine Month Period, the Company's school operations also included SBC's operations for an eleven day period since its acquisition on December 21, 1994.

              For the 1995 Nine Month Period the contribution to the operating performance of the Company from each of its two school operations, exclusive of $530,024 of the Company's corporate overhead, was:

                               UDS              SBC
                          ------------    ------------
Total revenues ........   $  9,493,476    $ 12,074,355

Operating expenses ....     10,700,152      10,730,132

Operating (loss) income     (1,206,676)      1,344,223

Interest expense, net .        412,870         429,153

Pretax (loss) income ..     (1,619,546)        915,070


SBC interest expense reflects the bank debt associated with its acquisition by the Company and UDS interest expense reflects equipment financing and cash flow requirement financing associated with its planned expansion.

              The Company had total revenues of $21,568,000 ($9,494,000 earned by UDS and $12,074,000 earned by SBC) for the 1995 Nine Month Period, as compared to total revenues of $5,668,000 ($5,329,000 earned by UDS and $339,000 earned by SBC from eleven days of operations) for the 1994 Nine Month Period.

              UDS tuition revenues increased 70%, or $3,619,000, from $5,166,000 to $8,785,000 in the 1995 Nine Month Period as compared to the 1994 Nine Month Period. Tuition revenues from the general ultrasound program decreased $472,000 from $4,524,000 to $4,052,000, as UDS emphasized enrollments in the new programs. Tuition revenues from the CVT program increased $1,375,000, from $191,000 to $1,566,000 and tuition revenues from the MA program increased $2,610,000 from $8,000 to $2,618,000. CME program revenues and student fees increased $110,000. UDS expects to continue to focus on enrollments in the new programs as a means of further growth. Management believes that enrollment and revenues in the general ultrasound program will remain stable or decline slightly.

              As part of the addition of the CVT and MA programs, employees were hired (administrative and teaching), equipment was acquired and school facilities were expanded. As a result, expenses are being incurred in advance of further anticipated increases in enrollments and revenues that management believes will continue to occur from the expansion.

              Cost of educational services were $12,587,000 in the 1995 Nine Month Period ($5,470,000 incurred by UDS and $7,117,000 incurred by SBC) as compared to $3,416,000 in the 1994 Nine Month Period ($3,275,000 incurred by UDS and $141,000 incurred by SBC for eleven days of operations).

              At UDS, cost of educational services increased $2,095,000 from $3,375,000 to $5,470,000 or 62% in the 1995 Nine Month Period as compared to the 1994 Nine Month Period. In the 1995 Nine Month Period, instructor payroll increased $1,147,000 or 87% from $1,326,000 to $2,473,000, administration payroll increased $463,000 or 72% from $648,000 to $1,111,000, facility rent expense increased $535,000 or 100% from $535,000 to $1,070,000 and cost of books and uniforms sold to students increased $438,000 or 299% from $147,000 to $585,000. Instructor payroll increased due, principally, to the addition of instructors to teach the new CVT and MA programs. Administration payroll and facility rent increased because of the increased student population and the anticipated further increase in student population, preceded by the relocation or expansion of eleven of the school facilities to larger, more expensive facilities, and the hiring of additional school staff, including career advances and support staff, necessary to accommodate the increased student population.

              General and administrative expense, excluding $530,000 in corporate overhead, was $7,306,000 in the 1995 Nine Month Period ($4,805,000 incurred by UDS and $2,501,000 incurred by SBC) as compared to $2,265,000 in the 1994 Nine Month Period ($2,056,000 incurred by UDS and $209,000 incurred by SBC for eleven days of operations).

              At UDS, general and administrative expense increased $2,749,000 or 134% in the 1995 Nine Month Period as compared to the 1994 Nine Month Period. Sales and marketing expenses, including the cost of admission representatives and advertising, increased $1,206,000 or 631%, from $191,000 to $1,397,000, in the 1995 Nine Month Period as compared to the 1994 Nine Month Period. In the 1994 Nine Month Period UDS expanded its offering of the new CVT program from zero to six locations and offered the new MA program in one location. In order to create market awareness of and generate interest in the new MA and CVT programs, UDS increased direct advertising expenditures from $191,000 in the 1994 Nine Month Period to $641,000 in the 1995 Nine Month Period. In the 1994 Nine Month Period, UDS had two admissions representatives. In the 1995 Nine Month Period, in order to enroll and properly service the significantly increased number of prospective students, UDS employed a total of 30 admissions representatives in the eleven expanded facilities. Other expenses reflect similar increases consistent with UDS'planned expansion. Expense for UDS' management staff necessary to support the school operations and to deliver student services increased $250,000 or 46%, from $543,000 to $793,000, in the 1995 Nine Month Period as compared to the 1994 Nine Month Period. The other major components of general and administrative expense that increased in the 1995 Nine Month Period were travel, depreciation and amortization and general office expense due, principally, to the effect of the expansion plan.

              For accounting purposes, tuition income is recorded as income in the period in which it is earned and any portion not yet earned from active students is treated as deferred tuition revenue, a liability account. At December 31, 1995, deferred tuition revenue increased $535,000, from $9,910,000 to $10,445,000 as compared to March 31, 1995. At UDS, deferred tuition revenue at December 31, 1995 as compared to March 31, 1995 increased $4,712,000 due, principally, to the increased number of students currently enrolled in UDS, which was 697 at March 31, 1995 and 1536 at December 31, 1995. At SBC, deferred tuition revenue decreased $4,177,000 at December 31, 1995 as compared to March 31, 1995 due, principally, to the fact that SBC changed its method of recording tuition charges for its programs from academic year based programs to term based program. This change in the method of recording tuition charges, which is reflected in SBC's accounts receivable and deferred revenue accounts, was made in response to Department of Education regulations. Prior to the change in recording tuition charges, SBC was charging for an academic year equal to three terms or quarters as compared to the current method of charging one term or quarter at a time. This change had the effect of reducing the amounts charged to accounts receivable and the amounts recorded as liabilities for revenues not earned.

              Liquidity and Capital Resources
              -------------------------------

              At December 31, 1995, the Company had cash on hand of $617,000, as compared to $1,970,000 at March 31, 1995. Included in cash on hand were $100,000 at December 31, 1995 and $312,000 at March 31, 1995, as
restricted cash set aside in accordance with Department of Education regulations to be available for student refunds. Receivables at December 31, 1995 were $13,627,000 (net of an allowance of $1,436,000 for doubtful accounts), compared to receivables of $14,216,000 (net of an allowance of $1,001,000 for doubtful accounts) at March 31, 1995. Of the $13,627,000 in accounts receivable at December 31, 1995, $11,428,000 were held by UDS and $2,199,000 were held by SBC as compared to $7,330,000 held by UDS and $6,886,000 held by SBC at March 31, 1995. Receivables held by UDS increased at December 31, 1995 from March 31, 1995 because of the increase in the UDS student population. Receivables held by SBC decreased at December 31, 1995 from March 31, 1995, even though the SBC student population increased because of the change in its charging method from academic year to term based.

              Of the $1,416,000 in allowance for doubtful accounts at December 31, 1995, $541,000 was provided by UDS and $875,000 was provided by SBC, as compared to $147,000 provided by UDS and $854,000 provided by SBC at March 31, 1995. The allowance for doubtful accounts of UDS increased at December 31, 1995 from March 31, 1995 as a result of the corresponding increase in accounts receivable. The allowance for doubtful accounts of SBC increased at December 31, 1995 from March 31, 1995 to provide for the additional exposure on such student receivables, as a result of the delay in recertification during the period in which the school was terminated from access to new Title IV Program funding. This termination resulted from the change in control and ownership associated with the acquisition of SBC by the Company on December 21, 1994. SBC was then required to obtain certification from the Department of Education, which was received on May 4, 1995.

              The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. At both UDS and SBC, most students receive some form of financial aid under the federal student financial aid programs.

              In order to finance the acquisition of SBC, the Company obtained a bank term loan in the amount of $6,000,000 which is due on April 16, 1996 and is reflected as a current liability on the balance sheet at December 31, 1995, resulting in a working capital deficit. The Company does not expect to have sufficient positive cash flow by April 16, 1996 to repay the entire obligation. Management believes that it will be able to extend or refinance the term loan. If the Company is not able to extend or refinance the term loan it could have a material adverse effect on the Company's net income (loss), liquidity and equity.

              The Company entered into master equipment leases totalling $2,190,000 to finance the purchase of capital equipment. At December 31, 1995, UDS acquired $2,054,000 in equipment, furniture and fixtures to equip its facilities for the new CVT and MA programs. As of December 31, 1995, $136,000 was available under the Company's master equipment leases. In addition, during the nine months ended December 31, 1995, the Company acquired an additional $1,324,000 of equipment, furniture and fixtures independent of its master equipment leases.

              The Company has available to it a working capital facility expiring April 16, 1996 in the amount of $2,500,000. At December 31, 1995, the Company had approximately $1,300,000 available for use from this credit facility as compared to approximately $876,000 available for use at March 31, 1995. Since the recertification of SBC as a participant in the federal student financial aid programs in May 1995, cash flow generated from the operations of SBC, particularly cash received from the federal government, has been applied to reduce the outstanding balance in the working capital facility and has repaid all monies borrowed under the working capital facility to fund the SBC change of ownership. The $2,500,000 working capital facility was opened originally to fund the operations of SBC during the change of ownership. The acquisition of SBC required the Company to fund its operations to the extent of $2,250,000 until SBC received recertification for the Title IV Program funding. At December 31, 1995, SBC had repaid its borrowings from the Company. The outstanding balance of $1,200,000 under the line of credit was used to fund the expansion of UDS. Management believes UDS will continue to require financing to fund its operations during its expansion and anticipates that UDS will repay such borrowings in fiscal 1997. The Company also has a bank line of credit expiring August 31, 1996 in the amount of $500,000. At December 31, 1995,

$105,000 of this credit facility was in use as letters of credit to secure leasehold improvements.

              In the 1995 Nine Month Period, the Company had positive cash flow from operating activities of $625,000 as compared to using cash in its operations of $779,000 in the 1994 Nine Month Period. Of the $625,000 positive cash flow from operations, UDS used $1,041,000 in its operations and SBC had positive cash flow from its operations of $1,666,000.

              At UDS, the cash used in operating activities was due, principally, to the expenditures utilized to expand UDS in advance of the receipt of revenues from expanded enrollments in new programs and to an increase in accounts receivable. Management believes that UDS will continue to use cash in the fourth quarter of fiscal 1996 but by the end of the fiscal year the UDS planned expansion will begin to generate positive cash flow from operations. Management further believes that the excess cash generated from SBC operations, the availability of the bank line of credit and the working capital facility and the balance available under the master equipment leases will be sufficient to provide the necessary resources to complete the planned expansion of UDS. Management further believes it will be able to extend or refinance the $6,000,000 term loan due April 16, 1996 which will result in positive working capital. If, however, the Company is unable to extend or refinance the term loan it will have a material adverse effect on the Company's net income (loss), liquidity and equity.

                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings
              -----------------

An action has been commenced against Registrant's wholly owned subsidiary, Ultrasound Technical Services, Inc. (UTS), operator of the Ultrasound Diagnostic School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida.

The amended complaint filed on behalf of 35 current or former students of the School's Jacksonville and Tampa facilities alleges that at the time each of the plaintiffs registered, UTS falsely represented that almost all of its graduates were placed in positions of employment in the field of ultrasound diagnostics and that its students were eligible upon graduation to take the examination for the American Registry of Diagnostic Medical Sonographers or that being registered was not a factor in obtaining employment in the field of ultrasound diagnostics. The amended complaint further alleges that the plaintiffs were induced by these alleged false representations to pay a total of over $300,000 in tuition and fees to UTS. The amended complaint seeks an unspecified amount of damages. UTS has not interposed its answer in the action. UTS intends to deny making the alleged representations and believes that it has meritorious defenses to the action. Registrant cannot at this stage in the proceedings assesses whether UTS will have any liability in this action and, if so, whether such liability will have a material adverse effect upon UTS or Registrant.


Item 2.       Changes in Securities.
              ----------------------

              None


Item 3.       Defaults Upon Senior Securities.
              --------------------------------

              None


Item 4.       Other Matters
              -------------

On November 8, 1995, the Company held its annual meeting of shareholders. At the meeting, six directors were elected to the Board of Directors and the shareholders approved an amendment to the 1992 Incentive Stock Option Plan increasing the number of shares available to be issued thereunder to 950,000 and approved an amendment to the Directors and Consultants Stock Option Plan to increase the number of shares to be issued thereunder to 500,000 shares.


Item 5.       Other Information.
              ------------------

              None

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

              Exhibit 11, Computation of Net Loss Per Share of Common
              Stock

              Exhibit 27, Financial Data Schedule

                                  SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Whitman Medical Corp.
                              -------------------------------------
                                          (Registrant)



Date: February 13, 1996       /s/  Randy S. Proto
                              -------------------------------------
                              Randy S. Proto, President



Date: February 13, 1996       /s/  Fernando Fernandez
                              -------------------------------------
                              Fernando Fernandez
                              Treasurer