Form 10-Q/A
period 1995-12-31
WHITMAN MEDICAL CORP
filed 1996-04-11
CIK 352183

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
                        ------------------

                         WHITMAN MEDICAL CORP.
- -----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         NEW JERSEY                                       22-2246554
- -------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

           485E US Route 1 South, Suite 100, Iselin, New Jersey  08803
- -------------------------------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)

                                (908) 636-3640
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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

Commitments and contingencies

Stockholders' equity:
   Common stock, no par value,
       authorized 50,000,000 shares,
       issued and outstanding, excluding
       shares held in escrow, 3,885,956
       shares in December 1995
       and 3,854,748 shares in March 1995      7,373,789       7,008,878

   Additional paid-in capital ...........        280,500         280,500

   Retained deficit .....................     (1,626,694)       (324,982)

   Treasury stock, 116,357 shares in
       December 1995 and 58,374 shares
       in March 1995 ....................       (774,773)       (430,500)

   Net unrealized loss on noncurrent
       marketable securities ............        (97,500)       (202,500)
                                            ------------    ------------
Total stockholders' equity ..............      5,155,322       6,331,396
                                            ------------    ------------
                                            $ 27,525,097    $ 27,472,019
                                            ============    ============
* As restated - See Note 4

                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                             For The Three Months Ended
                                                                                     December 31,
                                                                                  1995          1994
                                                                              ------------    --------
REVENUES

   Tuition ................................................................   $ 7,408,069    $ 2,099,990

   Educational materials and other ........................................       749,643         72,915
                                                                              -----------    -----------

Total revenues ............................................................     8,157,712      2,172,905


COSTS AND EXPENSES

   Cost of educational services ...........................................     4,431,410      1,217,302

   General and
       administrative expenses ............................................     2,865,083      1,039,292

   Bad debt expense .......................................................       401,837        164,553
                                                                              -----------    -----------


Total costs and expenses ..................................................     7,698,330      2,421,147
                                                                              -----------    -----------

Income (loss) from operations .............................................       459,382       (248,242)

Interest Income ...........................................................         3,732         10,472
Interest Expense ..........................................................      (282,106)       (32,682)
                                                                              -----------    -----------

Income (loss) before income taxes .........................................       181,008       (270,452)

Income tax provision (benefit) ............................................        29,591        (33,640)
                                                                              -----------    -----------

Net income (loss) .........................................................   $   151,417    $  (236,812)
                                                                              ===========    ===========

Net income (loss)
   per share of common stock ..............................................   $       .03    $      (.07)
                                                                              ===========    ===========

Weighted average number of common and common equivalent shares outstanding, excluding common shares held in escrow for the three months ended
   December 31, 1994 ......................................................     4,434,877      3,379,398
                                                                              ===========    ===========




                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)



                                              For The Nine Months Ended
                                                    December 31,
                                                1995            1994
                                            ------------   -------------
REVENUES

   Tuition ..............................   $ 19,793,127    $  5,501,422

   Educational materials and other ......      1,774,704         166,395
                                            ------------    ------------

Total revenues ..........................     21,567,831       5,667,817


COSTS AND EXPENSES

   Cost of educational services .........     12,587,040       3,415,749

   General and
       administrative expenses ..........      7,835,710       2,264,843

   Bad debt expense .....................      1,537,558         241,108
                                            ------------    ------------


Total costs and expenses ................     21,960,308       5,921,700
                                            ------------    ------------

Loss from operations ....................       (392,477)       (253,883)

Interest Income .........................         29,366          34,789
Interest Expense ........................       (871,389)        (80,260)
                                            ------------    ------------

Loss before income taxes ................     (1,234,500)       (299,354)

Income tax provision ....................         67,212          15,992
                                            ------------    ------------

Net loss ................................   $ (1,301,712)   $   (315,346)
                                            ============    ============

Net loss
   per share of common stock ............   $       (.34)   $       (.09)
                                            ============    ============

Weighted average number of common and
   common equivalent shares outstanding,
   excluding common shares held in escrow      3,865,583       3,379,398
                                            ============    ============








                            See accompanying notes

                    Whitman Medical Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                   For The Nine Months Ended
                                                          December 31,
                                                      1995            1994
                                                  -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................   $(1,301,712)   $  (315,346)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation and amortization ..............       813,895        338,744
   Bad debt expense ...........................     1,537,558        241,108
   Loss on sale of equipment ..................        26,425
   Changes in operating assets and
       liabilities:
       Restricted cash ........................       212,000
       Accounts receivable ....................      (948,248)    (4,907,560)
       Inventory ..............................      (255,629)      (131,763)
       Other current assets ...................       103,405       (605,434)
       Deferred costs .........................        (4,878)      (213,050)
       Deposits and other assets ..............      (357,064)       (21,593)
       Accounts payable .......................       169,686        587,294
       Accrued expenses .......................        60,483        313,856
       Income taxes payable ...................        34,253        (50,724)
Deferred tuition revenue ......................       535,143      3,985,481
                                                  -----------    -----------
Net cash provided from (used in)
   operating activities .......................       625,317       (778,987)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment & leasehold
   improvements ...............................      (947,100)      (244,834)
Proceeds from sale of equipment ...............                       11,300
                                                  -----------    -----------
Net cash used in investing
   activities .................................      (947,100)      (233,534)
                                                  -----------    -----------

CASH FLOWS  FROM FINANCING ACTIVITIES
Proceeds from long-term bank loan .............                    6,000,000
Payment into escrow for acquisition of SBC ....                   (5,900,000)
Issuance of common stock for acquisition of SBC                      500,000
Proceeds from revolving line of credit
   and long-term borrowings ...................     4,800,000        225,000
Principal payment on revolving line of
   credit and long-term borrowings ............    (5,223,621)      (225,000)
Principal payments of capitalized
   lease obligations ..........................      (415,939)      (125,519)
Proceeds from exercise of options-
   common stock ...............................        20,638         94,800
                                                  -----------    -----------
Net cash (used in) provided by
   financing activities .......................      (818,922)       569,281
                                                  -----------    -----------

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


                                       Whitman Medical Corp.
                              -------------------------------------
                                          (Registrant)



Date: April 5, 1996           /s/  Randy S. Proto
                              -------------------------------------
                              Randy S. Proto, President



Date: April 5, 1996           /s/  Fernando Fernandez
                              -------------------------------------
                              Fernando Fernandez
                              Treasurer


