Form 10-K
period 1996-03-31
WHITMAN EDUCATION GROUP INC
filed 1996-06-28
CIK 352183

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1996        COMMISSION FILE NUMBER 1-13722
                        WHITMAN EDUCATION GROUP, INC.

INCORPORATED UNDER THE LAWS OF THE       I.R.S. EMPLOYER IDENTIFICATION NUMBER
       STATE OF NEW JERSEY                            22-2246554

                      4400 BISCAYNE BOULEVARD, 6TH FLOOR
                             MIAMI, FLORIDA 33137
                                (305) 575-6534

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------          -----------------------------------------
  COMMON STOCK, NO PAR VALUE                AMERICAN STOCK EXCHANGE

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of May 31, 1996, there were 11,814,940 shares of Common Stock outstanding (after giving effect to a two-for-one split of the Common Stock effected as of May 13, 1996).

   The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1996 was approximately $57,500,000.

                  DOCUMENTS INCORPORATED BY REFERENCE: None
================================================================================

                        WHITMAN EDUCATION GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED MARCH 31, 1996

                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                                     PART I

Item 1.  Business .....................................................     3

Item 2.  Properties ...................................................    13

Item 3.  Legal proceedings ............................................    14

Item 4.  Submission of matters to a vote of security holders ..........    15

                                     PART II

Item 5.  Market for registrant's common equity and related stockholder
           matters  ..................................................     16

Item 6.  Selected financial data .....................................     17

Item 7.  Management's discussion and analysis of financial condition
           and results of operations .................................     17

Item 8.  Financial statements and supplementary data .................     23

Item 9.  Changes in and disagreements with accountants on accounting
           and financial disclosure ..................................     23

                                    PART III

Item 10. Directors and executive officers of the registrant ..........     24

Item 11. Executive compensation ......................................     26

Item 12. Security ownership of certain beneficial owners and
           management  ...............................................     27

Item 13. Certain relationships and related transactions ..............     29

                                     PART IV

Item 14. Exhibits, financial statement schedules, and reports on
           Form 8-K  .................................................     31

                                    PART I

ITEM 1. BUSINESS

  GENERAL

   Whitman Education Group, Inc. ("Whitman" or the "Company") operates 21 career-oriented, degree and non-degree granting post-secondary schools in 12 states through its three wholly-owned subsidiaries: M.D.J.B., Inc., Sanford Brown College, Inc., and Ultrasound Technical Services, Inc. At March 31, 1996, approximately 5,200 students were enrolled at Whitman schools.

   M.D.J.B., Inc. ("MDJB") is the sole shareholder of Colorado Technical University, Inc. which operates Colorado Technical University ("Colorado Tech"). Colorado Tech is a regionally accredited degree granting institution with one location in Colorado Springs, Colorado with approximately 1,600 students enrolled primarily in engineering, computer science and management programs. Colorado Tech confers degrees at the associate's, bachelor's, master's and doctorate levels with tuition rates ranging from approximately $10,000 to approximately $24,000.

   MDJB also operates Concept Communications, an advertising agency which provides services to Colorado Tech and other clients not affiliated with MDJB.

   Sanford Brown College, Inc. operates Sanford-Brown College ("Sanford-Brown"), an associate degree granting institution providing career-oriented healthcare and business education through its five schools located in Missouri and Southern Illinois. Sanford-Brown also operates the Sanford-Brown Institute (formerly an Ultrasound Diagnostic School) in Ohio that provides programs in General Ultrasound and Cardiovascular Technology. Approximately 1,650 students are enrolled in various Sanford-Brown programs with tuition rates ranging from $11,000 to $16,000.

   Ultrasound Technical Services, Inc. operates 14 Ultrasound Diagnostic Schools in eight states for the training of medical diagnostic ultrasound technologists. The Ultrasound Diagnostic Schools have also recently added Cardiovascular Technology and Medical Assisting programs to their curriculum offerings. Approximately 1,950 students are enrolled in the various Ultrasound Diagnostic School programs with tuition rates ranging from approximately $8,000 to $11,500.

   The Company's executive offices are located at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, and its telephone number is (305) 575-6534.

  BUSINESS STRATEGY

   Whitman intends to become a leading provider of higher education programs for working adults and college-bound high school graduates. The Company intends to achieve its strategic goal by developing growth plans that will capitalize on the demographic and economic trends of the information age, as well as the higher levels of education required by employers due to continued advancements in technology. Key elements of the Company's business strategy include the following:

   /bullet/ Expansion of degree and program offerings at Colorado Tech, Sanford-Brown and Ultrasound Diagnostic Schools by implementing in each of those schools certain programs currently in place at the other schools.

   /bullet/ The establishment of new Colorado Tech campuses.

   /bullet/ Expanding access to programs by implementing distance education delivery systems as new technologies become cost effective.

   /bullet/ Capitalizing on operating synergies between subsidiaries, such as certain administrative and marketing functions that can be centralized to leverage the organizational infrastructure and the sharing of strengths from each subsidiary to all others.

   /bullet/ Growth through acquisition of higher degree granting institutions providing education in the areas of technology, healthcare and business, and other institutions with a concentration in distance learning and corporate training.

   Through the acquisitions of Colorado Tech and Sanford-Brown, the Company has created the ability to broaden and deepen its own market with a stable and more predictable working adult customer base. Management believes that diversification and elevation of Colorado Tech's and Sanford-Brown's products in the Company's 21 schools located in 12 states can enhance future revenues and earnings. The Company began the process of elevating its product by transferring one of the Ultrasound Diagnostic Schools (now the Sanford-Brown Institute) to Sanford-Brown in March 1996. The Company believes that by pursuing its business strategy it can become a leading provider of higher education programs for working adults.

  MARKETS

   The postsecondary education industry is highly fragmented with no single institution possessing a significant market share. According to United States Department of Education statistics, the United States spends over $600 billion or 10% of GDP on pre-kindergarten through postgraduate education. Of the total amount of education spending, approximately $200 billion is spent on postsecondary education, with only a small percentage of this market being provided by public companies. The Company believes that the demand for greater participation in higher education by the proprietary sector will increase significantly due to the current and future economic, demographic and work place trends. Such trends indicate a continued increase in the number of working adult students, an increase in the number of high school graduates seeking college or specialized post-secondary education and an increase in the skill levels required by employers due to continued advancements in technology.

   The Company's primary target market includes several groups of potential students: working adults seeking career change or enhancement, recently laid-off adults seeking re-entry into the workplace, recent high school graduates, and corporations seeking to train their employees. Each of the Company's operating subsidiaries primarily draws enrollment from a local area, typically within a 30-mile radius of the campus. With the exception of Colorado Tech, substantially all of the Company's schools are in markets where the population exceeds one million people.

  ACADEMIC PROGRAMS

   Through its operating subsidiaries, Whitman offers a variety of programs at the associates, bachelors, masters and doctorate levels as well as numerous professional certificate programs for degree students who wish to expand or enhance their knowledge in a specific field or to enter a field quickly. Each of Whitman's schools has a separate advisory board made up of professionals in career fields related to its program offerings. As a result, each curriculum focuses on the practical needs of the industry, yet remains flexible enough to respond quickly to changes in those needs.

   Whitman's educational programs currently include:

COLORADO TECHNICAL UNIVERSITY                SANFORD-BROWN COLLEGE                        ULTRASOUND DIAGNOSTIC SCHOOL
- -----------------------------                ---------------------                        ----------------------------
DOCTORATE PROGRAMS                           ASSOCIATE OF APPLIED                         PROFESSIONAL CERTIFICATE PROGRAMS
Computer Science                             SCIENCE DEGREE PROGRAMS                      Diagnostic Medical Ultrasound
Management                                   Accounting/Business Management               Non-Invasive Cardiovascular Technology
                                             Computer Information Systems                 Medical Assistant
MASTER OF SCIENCE DEGREE PROGRAMS            Network Administration
Computer Engineering                         Computer Multimedia
Computer Science                             Paralegal Studies
Electrical Engineering                       Office Administration
                                             Travel and Hospitality Management
BACHELOR OF SCIENCE DEGREE PROGRAMS          Medical Administrative Assistant
Business Management                          Physical Therapist Assistant
Computer Engineering                         Occupational Therapy Assistant
Computer Science                             Nursing
Electrical Engineering
Electronic Engineering Technology            PROFESSIONAL CERTIFICATE PROGRAMS
Logistics Systems Management                 Intermediate Accounting
Management Information Systems               Computer Applications
Systems Management                           Computer Programming
                                             Network Administration
ASSOCIATES DEGREE PROGRAMS                   Legal Office Assistant
Electronics Technology                       Administrative Office Assistant
                                             Travel and Hospitality Service
PROFESSIONAL CERTIFICATE PROGRAMS            Medical Administrative Assistant
Advanced Programming                         Practical Nursing Program
C/C++ Programming                            General Ultrasound
Computer Design                              Non-Invasive Cardiovascular Technology
Computer Technology Contract Management
Digital Telecommunications
Logistics Systems Management
Object-Oriented Development
Professional Communication
Software Engineering, Total Quality
  Management
Voice and Wireless Telecommunications

  OPERATING UNITS

  COLORADO TECHNICAL UNIVERSITY

   Whitman completed its acquisition of Colorado Tech in March 1996 (See "Acquisition of Colorado Tech"). Colorado Tech was founded in Colorado in 1965. The mission of the University is to provide career-oriented education by teaching applied, real-world, state-of-the-practice programs in selected business and technical fields. Colorado Tech is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools (NCA). Its Bachelor of Science degree program in Electrical Engineering is also accredited by the Engineering Accreditation Commission of the Accreditation Board for Engineering and Technology; and its Bachelor of Science degree in Electronic Engineering Technology is accredited by The Technology Accreditation Board Commission for Engineering and Technology. Furthermore, its programs have been endorsed by organizations including the International Society of Logistics Engineers (SOLE) and the Logistics Education Foundation (LEF).

   Student enrollment has grown from 1,432 at December 31, 1993 to 1,563 at December 31, 1995. Over the same period, revenues and income from operations have grown from $7.1 million to $8.9 million, and $224,000 to $567,000, respectively. Colorado Tech is an adult-oriented commuter school. Over 70% of Colorado Tech's students are working adults. Most students live in Colorado Springs and nearby communities comprising a market of approximately 500,000 people. Many of Colorado Tech's students are already established in their career fields and their educational goals focus on career advancement. To support the lifestyle demands and time constraints of these students, Colorado Tech provides day, evening and weekend classes, and a flexible approach to program structuring. Class sizes are small, and professors share their knowledge and experience in a highly personal atmosphere.

   Colorado Tech's strategic objectives include expansion of branch campuses into other markets in its region as well as expansion of program offerings that target graduating high school students to increase its day-student enrollment.

   Tuition rates for Colorado Tech degree programs range from $10,560 for its masters degree programs to $24,300 for its bachelor degree programs.

   During the most recent year ended March 31, 1996, approximately 340 students graduated from Colorado Tech.

  SANFORD-BROWN COLLEGE

   On December 21, 1994, Whitman acquired Sanford-Brown (See "Acquisition of Sanford-Brown College"). Founded shortly after the Civil War, Sanford-Brown operates four schools in Missouri and one in Illinois organized into two main campuses--Des Peres, Missouri and Granite City, Illinois. Sanford-Brown offers associate's degree and professional certificate programs in healthcare and business. Sanford-Brown also operates the Sanford-Brown Institute in Cleveland, Ohio. The Sanford-Brown Institute was formerly an Ultrasound Diagnostic School and was acquired by Sanford-Brown from Ultrasound Technical Services, Inc. on March 14, 1996 and, like the Ultrasound Diagnostic Schools described herein, offers healthcare courses in General Ultrasound and Cardiovascular Technology.

   Sanford-Brown's student enrollment has grown from 1,294 at March 31, 1994 to 1,659 at March 31, 1996. During the same period, on a pro forma basis, revenues and income from operations have grown from $14.1 million to $16.3 million and $1.8 million to $2.1 million, respectively.

   Sanford-Brown's practical nursing program is the largest in the State of Missouri, enrolling approximately 350 students each year. Sanford-Brown's associate degree nursing program enrolls approximately 290 students each year. All of Sanford-Brown's nursing programs are fully accredited by the Missouri State Board of Nursing. Upon completion of the nursing program, the student is considered a graduate nurse and is eligible to apply to the Missouri State Board of Nursing to take either the Licensed Practical Nurse or Registered Nurse licensure examination. The Company plans to offer Ultrasound Diagnostic School's General Ultrasound and Cardiovascular Technology programs at the Sanford-Brown Des Peres, Missouri school; and based on its evaluation of the market, may offer these programs at other Sanford-Brown schools.

   Sanford-Brown is accredited by the Accrediting Commission for Independent Colleges and Schools, and is a candidate for accreditation by the North Central Association ("NCA"). The NCA candidacy status will allow Sanford-Brown to issue regionally accredited associate's degrees, giving a student the ability to transfer credits earned at Sanford-Brown toward a baccalaureate degree at many four year colleges. At present, there is only one proprietary school in Missouri that is fully accredited by NCA.

   Tuition rates for Sanford-Brown programs range from $10,965 for its legal office assistant program to $16,320 for its physical therapy program.

   During the most recent year ended March 31, 1996, approximately 1,058 students graduated from Sanford-Brown. The overall completion rate of Sanford-Brown's students is approximately 77% and the completion rate of the students in its healthcare programs exceeds 90%.

  ULTRASOUND DIAGNOSTIC SCHOOL

   Ultrasound Diagnostic School's General Ultrasound Program ("GUS") teaches its students to become diagnostic medical sonographers. Management believes that the Ultrasound Diagnostic School teaches more students to become ultrasound technologists for the field of diagnostic medical ultrasound than any other school in the United States. Medical ultrasound employs harmless high frequency sound waves to form a picture of the internal organs of the body. Diagnostic medical ultrasound is employed in various medical specialties, including obstetrics, gynecology, cardiology, internal medicine, oncology and ophthalmology. The general ultrasound program consists of 645 hours of classroom and laboratory study and 560 hours of clinical study at a healthcare facility. The tuition for the general ultrasound program is $11,495.

   At March 31, 1996, Ultrasound Diagnostic School consisted of 14 teaching facilities: three in New York, three in Florida, two in Pennsylvania, two in Texas and one each in Georgia, Maryland, Massachusetts and New Jersey. Of the 14 facilities, three began operations in fiscal 1993 and one began operations in fiscal 1994. The fourteen facilities are organized into four main campuses--Carle Place, N.Y., Elmsford, N.Y., New York City, N.Y. and Iselin, N.J.

   The Company believes that it can more effectively use Ultrasound Diagnostic School's existing resources, increase revenues and generate profits by expanding the healthcare programs offered by Ultrasound Diagnostic School. As a result, primarily during fiscal 1996, Ultrasound Diagnostic School added two major programs to its curriculum offerings: Cardiovascular Technology and Medical Assisting.

   The Cardiovascular Technology program provides concentrated study and practical experience in non-invasive cardiac procedures such as EKG, stress testing, Holter Monitor, echocardiography and vascular testing. The Cardiovascular Technology program is comprised of 544 hours of classroom and laboratory study and 480 hours of clinical training at a healthcare facility.

   Tuition for the Cardiovascular Technology program is $9,700. Ultrasound Diagnostic School began offering the Cardiovascular Technology program in September 1994; by fiscal year end, seven Ultrasound Diagnostic School facilities had begun offering the program. The Cardiovascular Technology programs are now offered in 12 Ultrasound Diagnostic School locations and Ultrasound Diagnostic School expects to be approved to offer the Cardiovascular Technology program in all of its locations during fiscal 1997.

   The second major program added to the Ultrasound Diagnostic School curriculum in fiscal 1996 was Medical Assisting. Medical assistants are basic health care employees with broad responsibilities. The Medical Assisting program provides concentrated study and practical experience in routine front office administrative skills and clinical capabilities performed in a primary healthcare setting. The program teaches patient scheduling, insurance billing and reimbursement, medical computer systems, basic on-site laboratory tests, patient history, vital signs, sterile procedures, diet and medication. The Medical Assisting program consists of 720 hours of classroom and laboratory study and 180 hours of clinical training at a healthcare facility.

   Tuition for the Medical Assisting program is $8,100. The Medical Assisting program was first offered at an Ultrasound Diagnostic School facility in December of 1994. At March 31, 1995, the course was being offered at two Ultrasound Diagnostic School facilities. The Medical Assisting program is now being offered in 11 locations and Ultrasound Diagnostic School expects to be approved to offer the Medical Assisting program at all of its locations during fiscal 1997.

   Enrollment at Ultrasound Diagnostic School grew from 724 at March 31, 1994 to 1,950 at March 31, 1996. During the same period, revenues grew from $6.2 million to $15.0 million. Income (loss) from operations for fiscal 1994 and 1996 was $316,000 and $(582,000), respectively. The significant revenue growth has been followed by losses from operations primarily due to the fact that implementing the new programs entails a significant cost and expense in advance and in anticipation of revenues. In the short term, this has an adverse effect on cash flow and earnings. Before a new program can be offered, it must be approved by the State in which the program is to be offered, and under certain circumstances, by the United States Department of Education. The Cardiovascular Technology and Medical Assisting programs have been approved in seven of the eight states in which the

Ultrasound Diagnostic School operates. The Cardiovascular Technology and Medical Assisting programs also required equipment and systems that are not required for the general ultrasound program, and, hence, were not available at the various Ultrasound Diagnostic School facilities. Moreover, in order to offer the Medical Assisting program, more space was required at various Ultrasound Diagnostic School facilities. Accordingly, Ultrasound Diagnostic School has been acquiring additional equipment and systems, expanding various of its teaching facilities, hiring additional staff and increasing its marketing and sales efforts in order to offer the Cardiovascular Technology and Medical Assisting programs.

   The Ultrasound Diagnostic School programs are not degree granting programs. Rather, graduates receive a certificate or diploma. However, the Program on Non Collegiate Sponsored Instruction of the American Council on Education ("ACE") evaluated the general ultrasound program and recommended that universities and colleges give Ultrasound Diagnostic School graduates up to 36 college credits towards a baccalaureate degree. Whitman's strategy is to obtain college credit recommendations from ACE for all Ultrasound Diagnostic School courses or, to the extent possible, convert all courses to degree granting. Descriptions of the Ultrasound Diagnostic School courses appear in the National Guide to Educational Credit for Training Programs, published annually by ACE.

   The Company also plans to offer Ultrasound Diagnostic School's general ultrasound programs at Sanford-Brown, and to offer certain Sanford-Brown courses at Ultrasound Diagnostic School teaching facilities. In March 1996, the Ultrasound Diagnostic School transferred one of its schools to Sanford-Brown in furtherance of these objectives.

   In fiscal 1996, Ultrasound Diagnostic School graduated 675 students from its various programs. The overall completion rate in Ultrasound Diagnostic School programs is approximately 72%.

  ACQUISITION ACTIVITIES

   In furtherance of its business strategy, the Company continuously evaluates potential mergers and/ or acquisitions. In evaluating candidates, the Company considers such factors as earnings history, strategic value, reputation, educational offerings and effectiveness, geographic location, regulatory compliance, price and financing terms. The Company currently has no imminent acquisitions planned. The Company acquired two entities in the past 18 months, which entities contributed $25.2 million to the Company's fiscal 1996 revenues.

   ACQUISITION OF SANFORD-BROWN COLLEGE

   On December 21, 1994, a wholly-owned subsidiary of Whitman acquired substantially all of the assets and assumed certain liabilities of Sanford Brown College, Inc., a Missouri corporation. After the acquisition, the seller changed its name to SBC Liquidating, Inc. (now dissolved) and Whitman's subsidiary changed its name to Sanford Brown College, Inc. The assets acquired consisted principally of tangible and intangible assets owned and/or leased by the seller in the operation of Sanford-Brown and the liabilities assumed consisted principally of preclosing trade payables and accrued expenses relating to the operation of Sanford-Brown. The purchase price consisted of $5,900,000 in cash and 609,038 (1,218,076 after adjustment for the two-for-one stock split) shares of Whitman's common stock. The number of shares delivered at the closing was determined on the basis of a formula set forth in the acquisition agreement. The acquisition agreement provided for conditions subsequent pursuant to which the transaction could have been terminated and rescinded by the Company in whole or in part. Pending the satisfaction or expiration of the conditions subsequent, the entire purchase price was delivered into escrow at the closing. When the Department of Education recertified Sanford-Brown for participation in the Title IV Programs in May 1995, pursuant to the agreement, $3,500,000 and 98,282 (196,564 after adjustment for the two-for-one stock split) shares of Whitman's common stock held in escrow were disbursed to SBC Liquidating, Inc. The balance of the cash and common stock remains in escrow to be disbursed to the sole shareholder of the dissolved SBC Liquidating, Inc. or returned to Whitman upon the occurrence or failure to occur of certain events relating to Department of Education regulation of Sanford-Brown. A further discussion of such events is included in Note 2 to the Consolidated Financial Statements.

  ACQUISITION OF COLORADO TECH

   On March 29, 1996, Whitman completed the merger of MDJB, the sole shareholder of Colorado Technical University, Inc., which operates Colorado Tech, with and into a wholly-owned subsidiary of Whitman.

   In connection with the merger, Whitman issued 1,249,935 (2,499,870 after adjustment for the subsequent two-for-one stock split) shares of its common stock and cash in lieu of fractional shares in exchange for all of the issued and outstanding stock of MDJB. As a result of the change in ownership and control of Colorado Tech resulting from the merger, Colorado Tech's eligibility to participate in federally funded student financial aid programs was automatically terminated.

   Pending the resolution of the recertification issue and certain indemnification obligations, all of the shares issuable to MDJB shareholders were held in escrow by Whitman. On June 24, 1996, the United States Department of Education recertified Colorado Tech for eligibility to participate in federal student loan programs. As a result of the recertification and the issuance of the report of the independent auditors included in this Annual Report on Form 10-K, 2,499,870 Whitman shares will be released from escrow to the former MDJB shareholders.

  COMPETITION

   The post-secondary school industry is highly fragmented. Typically, no single school or group of schools dominates markets on a local or national basis. However, on a local level, each of the Company's schools has varied levels of competition.

   Colorado Tech competes with various educational institutions in its market area. The University of Colorado at Colorado Springs, the University of Phoenix, Chapman University, Webster University and Regis University are all located in Colorado Tech's market area. All such institutions represent post-secondary education options to that of Colorado Tech. MDJB management believes that Colorado Tech has been successful in competing with area universities because of its broad range of technically oriented studies and degree programs.

   Flexible course structures, class schedules designed for the working adult, and the recent introduction of local-campus doctorate programs have solidified Colorado Tech's position as a recognized leading source of education in its current market. Colorado Tech believes this provides a strong competitive base for expansion and growth in new markets.

   By offering business degree programs that combine contemporary leadership strategies with technical working knowledge, Colorado Tech's business degrees offer a unique alternative to the traditional business graduate degrees offered by traditional liberal arts and business-oriented universities and colleges.

   In the St. Louis area, Sanford-Brown has 10 competitors which provide comparative educational degrees and curriculum, four of which are NCA accredited. Sanford-Brown has four competitors in the St. Louis area offering comparable healthcare programs. In the Kansas City area, Sanford-Brown has two principal competitors to its practical nursing program.

   In almost all of the geographic areas in which Ultrasound Diagnostic School teaching facilities are located, hospitals and community colleges operate programs to train medical sonographers. Generally, hospitals operate these programs for their own staffing requirements. Community colleges and the proprietary and private schools compete directly with Ultrasound Diagnostic School. However, there are few proprietary schools or community colleges that offer the Cardiovascular Technology program. Currently, most of the teaching of this program is hospital based for the hospital's own staffing needs. Medical Assisting is a commonly offered healthcare program and is not exclusive to healthcare education institutions. Both proprietary schools and community colleges also offer Medical Assisting programs.

   A clinical training externship performed at a healthcare center is an integral part of each healthcare program offered by Ultrasound Diagnostic School and Sanford-Brown. Demand for clinical training sites is great. In general, there is a finite number of available clinical sites in a geographic area. Increased competition for available clinical sites increases the cost and difficulty of procuring such sites. If a facility is unsuccessful in procuring a sufficient number of clinical training sites, it may have to limit enrollment in the affected program thereby adversely affecting revenue.

  REGULATION

   FEDERAL AND STATE REGULATION. Each of Colorado Tech, Sanford-Brown and Ultrasound Diagnostic School is subject to regulation (i) by the state in which it operates, (ii) by accrediting associations and (iii) because they are certified to participate in Title IV Federal financial aid programs, by the United States Department of Education (the "DOE").

   ACCREDITATION. Sanford-Brown, Colorado Tech and Ultrasound Diagnostic
School are accredited by accrediting associations recognized by the DOE. Accreditation serves as the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of degrees and credits earned by students; (2) one of the qualifications to participate in Title IV Programs and (3) the qualification for authorization to operate in certain states. The withdrawal of accreditation from Whitman's schools would have a material adverse effect on Whitman.

   STATE AUTHORIZATION. Whitman is required to have authorization to operate in each state where it physically provides educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Depending on the state, the addition of a program not offered previously or the addition of a new location must be included in the institution's accreditation and/or be approved by the appropriate state authorization agency. Whitman's schools are currently authorized to operate in all states in which they have physical locations. If Whitman is unable to maintain authorization to operate in the states in which it currently operates, it may have a material adverse effect on Whitman.

   FEDERAL FINANCIAL AID PROGRAMS. Whitman derives a majority of its revenue from students who participate in Federal Title IV Programs under the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the DOE (the "Regulations"). In order to participate in Title IV Programs, Whitman must comply with complex standards set forth in the HEA and the Regulations. Compliance with such standards is subject to periodic reviews by the DOE and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Programs are subject to disallowance as a result of such reviews and to repayment by the schools. In 1992, in reauthorizing the HEA, Congress imposed more stringent standards upon proprietary institutions participating in Title IV Programs. The new standards placed proprietary institutions under increased regulatory scrutiny. The loss by Whitman of its schools eligibility to participate in Title IV Programs would have a material adverse effect on such entities.

   STATE POSTSECONDARY REVIEW ENTITY. The HEA requires each state to establish a State Postsecondary Review Entity ("SPRE"), to the extent federal funding is available, to review institutions within its state to determine continued eligibility to participate in the Title IV Programs. SPRE review will be mandatory for institutions meeting specific criteria. At present, Whitman operates schools in 12 states. Each state is required to submit its review standards to the DOE for approval. The review standards promulgated by a state could adversely affect the eligibility of Whitman's schools in that state to participate in the Title IV Programs.

   THE 85/15 RULE. The HEA requires that an annual comparison be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible programs. Under the 85/15 Rule, a proprietary school will be ineligible to participate in Title IV Programs if, on a cash basis of accounting, more than 85% of its revenues from Title IV eligible programs for the prior fiscal year were derived from Title IV Program funds. Although Whitman believes that each of its schools is in compliance with the 85/15 Rule, there is no assurance that such compliance will continue in the future.

   STANDARDS OF FINANCIAL RESPONSIBILITY. Under the Regulations, each eligible institution must satisfy certain standards of financial responsibility to continue to participate in Title IV Programs. A failure to satisfy the standards could result in restrictions being place on an institution's participation in Title IV Programs or a termination of its eligibility to participate in Title IV Programs which would have a material adverse effect on Whitman. For purposes of these standards, at present Sanford-Brown and Colorado Tech are evaluated as distinct entities, while Ultrasound Diagnostic School is evaluated on the basis of the financial performance of Whitman as a whole. The three principal standards are profitability, the acid test ratio and tangible net worth.

     PROFITABILITY. A school may not have operating losses, as defined by the regulations, in either or both of its two most recent fiscal years that in sum result in a decrease in tangible net worth in excess of 10 percent of the school's tangible net worth at the beginning of the two year period. Both Colorado Tech and Sanford-Brown operated profitably in fiscal 1996. With respect to Ultrasound Diagnostic School, although Whitman had an operating loss for fiscal 1996, the sum of its performance in fiscal 1995 and 1996 did not result in a decrease in its tangible net worth in excess of 10 percent.

     ACID TEST RATIO. A second standard of financial responsibility is the "acid test ratio." A school must maintain a ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities of at least 1 to 1 at the end of its fiscal year. At March 31, 1996, Whitman's acid test ratio (applicable to Ultrasound Diagnostic School) was 1.17 to 1.00, Colorado Tech's acid test ratio was 1.13 to 1.00, and Sanford-Brown's acid test ratio was 1.24 to 1.00.

     TANGIBLE NET WORTH. An eligible institution is required to have a positive tangible net worth at the completion of its fiscal year. At December 31, 1995, Colorado Tech had a positive net worth. At March 31, 1996, Sanford-Brown and Whitman each had a positive net worth.

   COHORT DEFAULT RATES. The Regulations also require the calculation of a cohort default rate on Federal Family Education Loans ("FFEL") received by current and former students to attend the institution. The cohort default rate measures the percentage of students who enter repayment in a particular fiscal year on FFEL Program loans and default before the end of the following fiscal year. If a school's official cohort default rate exceeds 25% in each of its three most recent fiscal years, it becomes ineligible to participate in the FFEL programs. A school's cohort default rate is published annually by the DOE. The most recent official cohort year published was 1993. The Ultrasound Diagnostic Schools official 1993 rates ranged from 6%--13%. Colorado Tech's 1993 rate published at 12.1%.

   The HEA gives schools the opportunity to preview their default rates prior to publication. This pre-publication review enables schools to make data corrections with the guaranty agencies, which guarantee their student loans, prior to the release of the official rates. Due to an error in the data transmission to the DOE, Sanford-Brown has not currently received an official 1993 default rate. However, the draft rate for Sanford-Brown's Missouri campuses was 30.2%. Sanford-Brown's guaranty agency has agreed to data corrections which, if accepted by the DOE, would reduce the official rate below the 25% threshold. The draft 1993 rate for Sanford-Brown's Illinois campus published at 40.7%. The official Illinois campus rate is expected to remain over the 25% threshold.

   The failure of Sanford-Brown to maintain FFELP eligibility at its Missouri campuses would have a material adverse effect on the operations and financial condition of Whitman. Its failure to maintain eligibility at its Illinois campus, however, may not be material to Whitman. A portion of the purchase price paid by Whitman for Sanford-Brown remains in escrow subject to certain conditions including Sanford-Brown's Missouri and Illinois campuses each maintaining its eligibility in the event its default rate exceeds 25% in each of fiscal year 1992, 1993 and 1994. (See "Acquisition of Sanford-Brown College").

   CHANGE OF CONTROL. A change of ownership in Whitman which results in a change in control may result in the school's operated by Whitman becoming ineligible to participate in Title IV financial aid programs pending recertification by DOE, require reauthorization to operate by individual states and could trigger a review by each of its school's accrediting bodies.

   With regard to the participation in Title IV aid programs of institutions owned by publicly held companies, the DOE has adopted the change of ownership and control standards used in federal securities law. A change in control which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would result in Whitman's schools becoming ineligible to participate in Title IV financial aid programs pending recertification by the DOE. A failure to obtain such recertification would have a material adverse impact on Whitman.

   Each of Whitman's school's accrediting bodies and the state agencies which authorize Whitman to operate schools have different regulations regarding changes in control which could require re-authorization or re-accreditation. The failure of Whitman to obtain state authorization or re-accreditation of any of its schools subsequent to a change in control would have a material adverse effect on Whitman.

   The change of control of Sanford-Brown automatically terminated the participation of Sanford-Brown in the Title IV Programs. After the closing, the Company applied for eligibility, and Sanford-Brown was declared eligible for participation in the Title IV Programs in early May 1995. Students who enrolled in Sanford-Brown during the period in which its participation was terminated could not utilize some Title IV funds which they would otherwise have been entitled to utilize. Therefore, as a result of Sanford-Brown's interruption in eligibility, a portion of the monies due from its students were not received and were unrecoverable. This adversely affected Sanford-Brown's operating income by at least $353,000. In addition, the period during which Sanford-Brown was ineligible to participate in the Title IV Programs had an adverse effect on the cash flow of Sanford-Brown.

   The change of control of Colorado Tech likewise automatically terminated its eligibility to participate in Title IV programs. Colorado Tech was recertified by DOE in June 1996. Colorado Tech's cash flow was not materially impacted by its period of ineligibility.

  SEASONALITY

   New and continuing enrollment at Whitman's post-secondary institutions is typically strongest during the fall and winter terms, i.e., October through December and January through March, respectively. Consequently, revenues would normally be strongest during the Company's third and fourth quarters. The Company has large fixed costs and incurs its sales marketing costs in advance of its enrollment. Consequently, the Company would expect earnings to be weakest during the spring and summer terms, i.e., its first and second quarters, with the greatest effect in the second quarter.

  EMPLOYEES

   At March 31, 1996, Whitman had approximately 456 full-time and 192 part-time employees of whom 76 were employed by MDJB (including Colorado Tech and Concept Communications) full-time and 42 part-time; 174 were employed by Sanford-Brown full-time and 43 part-time and 201 were employed by Ultrasound Diagnostic School full-time and 107 part-time. The remaining employees were employed by the Company in it administrative offices.

ITEM 2.  PROPERTIES

   The Company and its subsidiaries lease all of their administrative and campus facilities. The Company, along with Ultrasound Diagnostic School, maintains headquarters at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, where combined they lease approximately 5,688 square feet of office space. Ultrasound Diagnostic School operates its 14 Ultrasound Diagnostic Schools from the following leased premises:

ADDRESS OF SCHOOL                     SIZE OF FACILITY (IN SQUARE FEET)
- -----------------                     ---------------------------------
121 West 27 Street, Suite 504                        2,950
New York, New York 10001

One Old Country Road, Suite LL1                      9,886
Carle Place, New York 11514

2269 Saw Mill River Road                             4,922
Elmsford, New York 10523

675 U.S. Route 1, Second Floor                       7,247
Iselin, New Jersey 08830

3 Neshamany Interplex, Suite 117                     6,902
Trevose, Pennsylvania 19053

1320 Fenwick Lane, Suite 206                         2,615
Silver Spring, Maryland 20910

33 Boston Post Road West, Suite 140                  3,577
Marlborough, Maryland 01752

2760 East Atlantic Boulevard                         5,600
Pompano Beach, Florida 33062

9950 Princess Palm Avenue                           10,263
Reg. II, Suite 234
Tampa, Florida 33619

1 Corporate Square Office Park                       5,589
Suite 216
Atlanta, Georgia 30329

6575 W. Loop South, Suite 200                        5,640
Bellaire, Texas 77401

10199 Southside Boulevard, Suite 106                 6,050
Jacksonville, Florida 32256

1333 Corporate Drive, Suite 200                      9,499
Irving, Texas 75038

5830 Ellsworth Avenue, Suite 102                     5,520
Pittsburgh, Pennsylvania 15232

   In June 1996, Ultrasound Diagnostic School leased in excess of 15,000 square feet of space located at 33 Irving Place into which it intends to re-locate its New York City school. Additionally, Ultrasound Diagnostic School is currently seeking to expand its space in Atlanta to accommodate anticipated growth of the Atlanta school. Ultrasound Diagnostic School believes that all of the remainder of the above-described facilities are adequate and suitable for their present and intended uses.

   Sanford-Brown's administrative offices are located at 1655 Des Peres Road, Suite 150, St. Louis, Missouri 63131, where Sanford-Brown leases 3,879 square feet. Sanford-Brown currently leases space for its six campuses at the locations described below:

ADDRESS OF SCHOOL                  SIZE OF FACILITY (IN SQUARE FEET)
- -----------------                  --------------------------------
12006 Manchester Road                            28,474
Des Peres, Missouri 63131

3237 W. Chain of Rocks Road                      12,253
Granite City, Illinois 62040

355 Brookes Drive                                26,592
Hazelwood, Missouri 63042

2702 Rockcreek Parkway                           16,673
Suite 300
North Kansas City, Missouri 64117

3555 Franks Drive                                14,650
St. Charles, Missouri

4700 Rockside Road                                3,505
Summit One, Suite 610
Independence, Ohio 44131

   Sanford-Brown intends to expand the Independence, Ohio location, from which it operates the Sanford-Brown Institute recently acquired from the Ultrasound Diagnostic School, in order to accommodate the offering of additional Sanford-Brown programs there. Otherwise, Sanford-Brown believes that all of the above-described facilities are adequate and suitable for their present and intended uses.

   Colorado Tech maintains its administrative offices and operates Colorado Tech in approximately 80,000 square feet of leased space located at 4435 North Chestnut Street, in Colorado Springs, Colorado, which management believes is adequate and suitable for its present and intended uses. In addition, Colorado Tech presently intends to lease space in Denver, Colorado where it will open a second campus.

ITEM 3. LEGAL PROCEEDINGS

   An action has been commenced against Ultrasound Diagnostic School in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida. The amended complaint filed on behalf of 34 current and former students of the Ultrasound Diagnostic School's Jacksonville and Tampa schools, alleges that at the time each of the plaintiffs registered, Ultrasound Diagnostic School falsely represented that almost all of its graduates were placed in positions of employment in the field of ultrasound diagnostics and that its students were eligible upon graduation to take the examination for the American Registry of Diagnostic Medical Sonographers, or that being registered was not a factor in obtaining employment in the field of ultrasound diagnostics. The amended complaint further alleges that the plaintiffs were induced by these alleged misrepresentations to pay a total of over $300,000 in tuition and fees to Ultrasound Diagnostic School. The amended complaint seeks an unspecified amount of damages. Ultrasound Diagnostic School has filed a motion to dismiss the action which remains pending. Ultrasound Diagnostic School intends to deny making the alleged representations and believes that it has meritorious defenses to the action. The Company cannot at this stage in the proceedings assess whether Ultrasound Diagnostic School will have any liability in this action and, if so, whether such liability will have a material adverse effect upon Ultrasound Diagnostic School or the Company. Various plaintiffs have also submitted their complaint to the Florida Department of Education which has notified Ultrasound Diagnostic School that it has commenced an investigation of the student complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 8, 1996, the Company conducted a Special Meeting of the shareholders of the Company in Miami, Florida to consider (i) the approval and adoption of the Agreement and Plan of Merger dated as of September 12, 1995 by and among the Company, Whitman Medical Acquisition Corporation, a wholly-owned subsidiary of the Company, and MDJB, Inc., providing for the merger of MDJB with and into the subsidiary of the Company (the "Merger"); and (ii) the approval and adoption of an amendment to the Company's Certificate of Incorporation to change the name of the Company from Whitman Medical Corp. to Whitman Education Group, Inc. Of the 3,285,987 shares of the Company represented in person or by proxy at the Special Meeting, 3,258,587 shares were voted in favor of the Merger, 800 shares were voted against the Merger; 1,750 shares abstained and 24,850 shares were not voted. With respect to the change in the Company's Certificate of Incorporation, 3,278,637 shares were voted in favor, 1,900 shares were voted against and 5,450 shares abstained.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  A. MARKET INFORMATION

   Through April 30, 1995, the Company's common stock was traded on the over-the-counter market. The following table sets forth the high and low bid quotations on the over-the-counter market for the quarters and periods indicated as provided by the National Quotation Bureau based upon quotations from the National Association of Securities Dealers automated Quotation System. All quotations represent inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                                                 1995(1)
                                  ------------------------------------
                                         BID                ASKED
                                  ----------------     ---------------
                                   HIGH       LOW       HIGH      LOW
                                  ------    ------     -----     -----
Quarter Ended 6/30/94 .........   $ 4.00    $ 2.50     $4.25     $3.00
Quarter Ended 9/30/94 .........     2.75      1.75      3.00      1.81
Quarter Ended 12/31/94 ........     3.69     1.875      3.81      1.94
Quarter Ended 3/31/95 .........    4.375     3.125      4.63      3.38

                                                  1996(1)
                                 --------------------------------------
First Quarter (through 4/30/95)   $ 3.25    $ 2.75     $3.50     $3.13

   Commencing May 1, 1995, the Company's common stock began trading on the American Stock Exchange under the symbol WIX. The following table sets forth the high and low closing prices of the Company's common stock as reported by the composite tape of the American Stock Exchange.

                                                      1996(1)
                                                 ----------------
                                                   HIGH      LOW
                                                 -------   ------
Period from 5/1/95 through 6/30/95 ..........     $3.38     $2.75
Quarter Ended 9/30/95 .......................      4.47      2.53
Quarter Ended 12/31/95 ......................      3.69      2.75
Quarter Ended 3/31/96 .......................      5.69      3.44

- --------
(1) Adjusted to give retroactive effect to the two-for-one stock split effected as of May 13, 1996.

   As of the close of business on May 31, 1996, there were approximately 184 record holders of Whitman's common stock.

   Whitman has not paid dividends on its common stock and does not contemplate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEAR ENDED MARCH 31,
                                                ----------------------------------------------------------
                                                   1996        1995         1994        1993        1992
                                                ----------  ----------   ----------  ----------  ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(2)
OPERATING DATA

Revenues .....................................    $40,231     $19,627     $13,221     $10,781      $9,547
Income from operations .......................        948         286         539         414         549
Income (loss) from continuing operations  ....       (101)       (147)        353        (166)        383
Net income (loss) ............................       (101)       (147)        353        (331)        383
Income (loss) from continuing operations
  per share (3) ..............................       (.01)      (0.02)        .04        (.02)        .08
Dividends ....................................       NONE        NONE        NONE        NONE        NONE

BALANCE SHEET DATA

Total assets .................................    $35,327     $31,600     $12,967     $11,616      $6,656
Long-term debt and capital lease obligations,
  less current portion .......................     11,494       9,467         699         577         116
Stockholders' equity .........................      7,385       7,256       5,718       4,876       2,212

- --------
(1) Figures have been restated to reflect the acquisition of Colorado Tech in March 1996 which was accounted for under the pooling of interests method of accounting. Figures also reflect the acquisition of Sanford-Brown on December 21, 1994 which was accounted for as a purchase.
(2) All references to per share amounts have been adjusted to give retroactive effect to the two-for-one stock split paid on May 13, 1996.
(3) The 1,021,612 shares issued in connection with the Sanford-Brown acquisition that remain in escrow to be disbursed to the seller or returned to the Company upon the occurrence or failure to occur of certain events relating to the regulation of Sanford-Brown are not considered outstanding for purposes of computing the net loss per share for fiscal 1995 and 1996 as their effect is anti-dilutive.

   See Consolidated Financial Statements, Item 8 of this Report, for supplementary financial information of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report. All prior period consolidated financial statements presented have been restated to include the acquisition of MDJB on March 29, 1996, which was accounted for as a pooling of interests, as if the merger took place at the beginning of such period. The financial statements of MDJB have been consolidated based on its calendar year end, December 31. In addition, all references to the number of shares outstanding and per share amounts have been restated to reflect the two-for-one stock split effected as of May 13, 1996.

GENERAL

   The Company's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic School" or "UDS"), Sanford Brown College, Inc. ("Sanford-Brown" or "SBC"), and MDJB. The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965 to pay for a substantial portion of their tuition. Accordingly, a majority of the Company's revenues are indirectly derived from Title IV programs.

   Historically, the Company's revenues have increased primarily as a result of acquisitions and the expansion of program offerings. From fiscal 1994 to fiscal 1996 revenues have increased from $6.2 million (excluding the restatement for the MDJB merger) to $40.2 million (including MDJB). The acquisitions of Sanford-Brown in December 1994 and MDJB in March 1996 have generated revenues of $16.3 million and $8.9 million, respectively, for the year ended March 31, 1996. In addition, the expansion of program offerings at the Ultrasound Diagnostic School during fiscal 1995 and 1996 is the primary reason for the increase in its revenues from $6.2 million in fiscal 1994 to $15.0 million in fiscal 1996.

   The Company continues to regularly review potential acquisitions. The consummation of any future acquisitions may result in material changes to the Company's financial condition and results of operations.

   Cost of educational services consists primarily of faculty compensation, administrative salaries for departments that provide services directly to the students, occupancy costs, costs of books sold, and depreciation and amortization of certain equipment costs and leasehold improvements.

   Student services and administrative expenses consist primarily of marketing expenses, administrative salaries, occupancy costs, depreciation and other costs for departments that do not provide direct services to students.

       YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

   The following table sets forth the Company's revenues by subsidiary for fiscal 1996 and 1995 (in thousands):

                              1996                                   1995
              ------------------------------------   -----------------------------------
                 TUITION       OTHER                   TUITION        OTHER
                REVENUES     REVENUES      TOTAL      REVENUES      REVENUES     TOTAL
              -----------  -----------  ----------   -----------  -----------  ---------
UDS ........    $14,187       $  847      $15,034      $ 7,158       $  413     $ 7,571
SBC ........     14,760        1,513       16,273        3,796          392       4,188
MDJB  ......      7,390        1,534        8,924        6,539        1,329       7,868
              -----------  -----------   ----------  -----------  -----------  ---------
                $36,337       $3,894      $40,231      $17,493       $2,134     $19,627
              ===========  ===========   ==========  ===========  ===========  =========

   Tuition revenues increased by $18.8 million or 107.7% to $36.3 million for the year ended March 31, 1996 from $17.5 million for the year ended March 31, 1995. The increase was primarily due to an increase in student enrollments at Ultrasound Diagnostic School, a full year of operations for Sanford-Brown reflected in fiscal 1996 as compared with operations from the date of acquisition, December 1994, included in fiscal 1995, and an increase in revenues at MDJB due to the introduction of the Doctorate programs. The increase in student enrollments at Ultrasound Diagnostic School was primarily due to the introduction of the Cardiovascular Technology and Medical Assisting programs which generated revenues of $2.6 million and $4.7 million, respectively, in fiscal 1996, an increase of $2.2 million and $4.7 million, respectively, from fiscal 1995. In addition to the difference in the period of operations of Sanford-Brown reflected in fiscal 1996, Sanford-Brown experienced an increase in revenues in fiscal 1996 due to an increase in enrollments in the Occupational Therapy and Physical Therapy programs.

   Other revenues increased by $1.8 million or 82.5% to $3.9 million for the year ended March 31, 1996 from $2.1 million for the year ended March 31, 1995 primarily due to an increase in book sales for Ultrasound Diagnostic School as a result of the increased enrollments, and an increase of $1.1 million for Sanford-Brown due to the difference in the number of periods of operations included in fiscal 1996 and 1995, as indicated above.

   The following table sets forth the Company's expenses by subsidiary for fiscal 1996 and 1995 (in thousands):

                     EDUCATIONAL     STUDENT SERVICES                    INTEREST
                      SERVICES      AND ADMINISTRATIVE    BAD DEBT     EXPENSE, NET
                   --------------  -------------------   -----------  ---------------
1996
UDS .............      $ 8,112           $ 6,774           $  545         $  640
SBC .............        8,311             4,670            1,220            498
MDJB ............        6,056             2,231               71             47
Corporate  ......           --             1,293               --             --
                  --------------   -------------------   -----------  ---------------
                       $22,479           $14,968           $1,836         $1,185
                  ==============   ===================   ===========  ===============

1995
UDS .............      $ 4,541           $ 2,844           $  402         $  136
SBC .............        2,093             1,239              429            132
MDJB ............        5,663             1,737               62             43
Corporate  ......           --               330               --             --
                  --------------   -------------------   -----------  ---------------
                       $12,297           $ 6,150           $  893         $  311
                  ==============   ===================   ===========  ===============

   Cost of educational services increased by $10.2 million or 82.8% to $22.5 million in fiscal 1996 from $12.3 million in fiscal 1995. The increase was primarily due to the direct costs incurred by Ultrasound Diagnostic School to support the increase in its student enrollments, the difference in the period of operations reflected in fiscal 1996 and 1995 for Sanford-Brown and the additional costs incurred by MDJB to support the introduction of the Doctorate programs. The additional costs incurred by Ultrasound Diagnostic School consisted primarily of an increase in faculty and administrative salaries of $2.2 million and increased occupancy costs of $666,000 to support the introduction of the Cardiovascular Technology and Medical Assisting programs. Sanford-Brown educational expenses as a percentage of revenues remained relatively consistent in fiscal 1996 and 1995 at 51.1% and 50.0%, respectively.

   Student services and administrative expenses increased by $8.8 million or 143.4% to $15.0 million in fiscal 1996 from $6.2 million in fiscal 1995. The increase in Ultrasound Diagnostic School expenses of $3.9 million was primarily due to the additional administrative support for the increase in student enrollments and consisted of increases in general and administrative salaries, taxes and benefits of $1.8 million, sales and marketing expenses of $680,000, and other administrative expenses. The increase in Sanford-Brown expenses of $3.4 million was due to the difference in the period of operations reflected in fiscal 1996 and 1995. As a percentage of revenues, such Sanford-Brown expenses remained relatively consistent in fiscal 1996 and 1995 at 28.7% and 29.6%, respectively. MDJB expenses increased $494,000 due to an increase in salaries and marketing expenses incurred in connection with the introduction of the Doctorate programs and merger expenses of $80,000 incurred in fiscal 1996. Corporate expenses increased by $963,000 in fiscal 1996 due primarily to merger expenses incurred in connection with the MDJB, Inc. acquisition of approximately $480,000 and an increase in professional fees.

   The following table reflects the activity in the allowance for doubtful accounts and bad debt expense for fiscal 1996 (in thousands):

ALLOWANCE FOR DOUBTFUL ACCOUNTS     UDS         SBC       MDJB      TOTAL
- -------------------------------   -------   ----------  -------  ----------
Beginning balance ..............    $147     $   854     $ 11     $ 1,012
Bad debt expense ...............     545       1,220       71       1,836
Charged off during year ........     (47)     (1,417)     (69)     (1,533)
                                  -------   ----------  -------  ----------
Ending balance .................    $645     $   657     $ 13     $ 1,315
                                  =======   ==========  =======  ==========

   Bad debt expense increased by $943,000 or 105.6% in fiscal 1996 primarily due to an increase in bad debt expense for Sanford-Brown of $791,000. The increase for Sanford-Brown was primarily due to the amount of student balances that were not funded under the Title IV programs as a result of the length of time that elapsed before Title IV eligibility was reinstated in connection with the acquisition of Sanford-Brown and its related change in ownership process. The lack of Title IV funding for such students required a higher than normal level of reserve against those receivables.

   Net interest expense increased $874,000 as a result of having the debt incurred in the Sanford-Brown acquisition and the working capital facility outstanding for a full year in fiscal 1996 as opposed to approximately 3 months in fiscal 1995. Sanford-Brown interest expense includes $488,000 attributable to the bank debt associated with the acquisition.

   The Company recognized an income tax benefit of $136,000 in fiscal 1996 due to the reversal of valuation allowances and the recognition of deferred tax assets, related to net operating losses. In fiscal 1995, the Company had an income tax provision of $122,000.

   The Company reported a net loss of $100,571 and a net loss of $146,611 for the years ended March 31, 1996 and 1995, respectively.

       YEAR ENDED MARCH 31, 1995 COMPARED TO YEAR ENDED MARCH 31, 1994

   The following table sets forth the Company's revenues by subsidiary for fiscal 1995 and 1994 (in thousands):

                              1995                                   1994
              -------------------------------------  -----------------------------------
                TUITION       OTHER                    TUITION       OTHER
                REVENUES     REVENUES      TOTAL      REVENUES      REVENUES     TOTAL
              -----------  -----------   ----------  -----------  -----------  ---------
UDS ........    $ 7,158       $  413      $ 7,571      $ 6,158         $--      $ 6,158
SBC ........      3,796          392        4,188
MDJB  ......      6,539        1,329        7,868        6,087         976        7,063
              -----------  -----------   ----------  -----------  -----------  ---------
                $17,493       $2,134      $19,627      $12,245        $976      $13,221
              ===========  ===========   ==========  ===========  ===========  =========

   Tuition revenues increased by $5.3 million or 42.9% to $17.5 million in fiscal 1995 from $12.2 million in fiscal 1994. In fiscal 1995 the Company's revenues included the operations of Sanford-Brown for the period December 21, 1994, the date of acquisition, through the fiscal year ended March 31, 1995. Sanford-Brown accounted for $3.8 million of the increase in tuition revenues for fiscal 1995. Tuition revenues for the Ultrasound Diagnostic School increased by $1.0 million in fiscal 1995 due to the increased tuition rate of the general ultrasound program and to an increase in enrollment in career programs attributable to the new Cardiovascular Technology and Medical Assisting programs. This was partially offset by an 11% decline in enrollment in the general ultrasound programs at March 31, 1995 in comparison to enrollment at March 31, 1994. The decline was principally due to the cancellation of three classes scheduled to start in fiscal 1995 and to a decrease in retention in the general ultrasound program from 91% in fiscal 1994 to 86% in fiscal 1995. Tuition revenues for MDJB increased $452,000 in fiscal 1995 due primarily to the expansion of the Master's programs and an increase in corporate training revenues.

   Other revenues increased by $1.1 million or 118.6% in fiscal 1995 to $2.1 million from $1.0 million in fiscal 1995 due primarily to book sales generated by the Ultrasound Diagnostic School in fiscal 1995 and none in fiscal 1994, the inclusion of other educational revenues for Sanford-Brown in fiscal 1995 and none in fiscal 1994 due to the acquisition in December 1994, and an increase in marketing revenues for MDJB in fiscal 1994 as a result of the acquisition of Concept Communications in March 1993.

   The following table sets forth the Company's expenses by subsidiary for fiscal 1995 and 1994 (in thousands):

                     EDUCATIONAL     STUDENT SERVICES                    INTEREST
                      SERVICES      AND ADMINISTRATIVE    BAD DEBT     EXPENSE, NET
                   --------------  -------------------   -----------  ---------------
1995
UDS .............      $ 4,541            $2,844            $402           $136
SBC .............        2,093             1,239             429            132
MDJB ............        5,663             1,737              62             43
Corporate  ......           --               330              --             --
                   --------------  -------------------   -----------  ---------------
                       $12,297            $6,150            $893           $311
                   ==============  ===================   ===========  ===============
1994
UDS .............      $ 3,415            $2,356            $ 71           $ 22
MDJB ............        5,623             1,163              53             22
                   --------------  -------------------   -----------  ---------------
                       $ 9,038            $3,519            $124           $ 44
                   ==============  ===================   ===========  ===============

   Cost of educational services increased by $3.3 million or 36.1% to $12.3 million in fiscal 1995 from $9.0 million in fiscal 1994. Such costs increased by $1.1 million at Ultrasound Diagnostic School in fiscal 1995 due to increases in instructor payroll, administrative and sales payroll, cost of books sold, and rent expense to support the introduction of the Cardiovascular Technology and Medical Assisting programs and the expansion of the general ultrasound programs. In fiscal 1995 books were offered for sale to students for the first time. The increase of $2.1 million for Sanford-Brown was due to the consolidation of Sanford-Brown operations beginning in December 1994.

   Student services and administrative expenses increased by $2.6 million or 74.8% to $6.1 million in fiscal 1995 from $3.5 million in fiscal 1994. The Ultrasound Diagnostic School expenses increased $488,000 in fiscal 1995 primarily due to increases in administrative payroll, advertising and depreciation expense for equipment purchased to support the increase in student enrollment. As indicated above, $1.2 million of the increase in such expenses relates to the consolidation of operations of Sanford-Brown beginning in December 1994. The increase in MDJB expenses of $574,000 was due to increases in administrative payroll expenses to support the increased student enrollments, primarily in the Master's programs.

   The following table reflects the activity in the allowance for doubtful accounts and bad debt expense for fiscal 1995 (in thousands):

 ALLOWANCE FOR
DOUBTFUL ACCOUNTS                 UDS       SBC      MDJB      TOTAL
- -----------------              --------  --------   -------  ---------
Beginning balance ...........    $ 139     $ 944     $ 11     $1,094
Bad debt expense ............      402       429       62        893
Charged off during year .....     (394)     (519)     (62)      (975)
                               --------  --------   -------  ---------
Ending balance ..............    $ 147     $ 854     $ 11     $1,012
                               ========  ========   =======  =========

   Bad debt expense increased by $769,000 or 620.2% in fiscal 1995 to $893,000 from $124,000 in fiscal 1994. Bad debt expense for the Ultrasound Diagnostic School increased by $331,000 in fiscal 1995, in part, to reflect the increase in accounts receivable outstanding from students in the Cleveland and Dallas facilities. The Cleveland and Dallas facilities were not able to utilize Title IV program funds until the fourth quarter of fiscal 1995 and a number of students completed their programs with substantial unsecured, unpaid balances. Ultrasound Diagnostic School evaluated the balances and consistently applied its reserve calculation to determine the associated bad debt expense. In addition, Ultrasound Diagnostic School identified and charged off $262,000 for such students in fiscal 1995. An increase of $429,000 in bad debt expense for Sanford-Brown was due to the consolidation of operations in fiscal 1995.

   Net interest expense increased by $267,000 or 606.8% in fiscal 1995 to $311,000 from $44,000 in fiscal 1994. The increase of $114,000 for Ultrasound Diagnostic School and $132,000 for Sanford-Brown is primarily due to the debt incurred in connection with the Sanford-Brown acquisition in December 1994.

   The Company reported a net loss of $146,611 and net income of $352,819 for the years ended March 31, 1995 and 1994, respectively. The decrease in earnings for fiscal 1995 was primarily due to costs incurred at Ultrasound Diagnostic School for the introduction of the Cardiovascular Technology and Medical Assisting programs, and for the expansion of the general ultrasound program.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents at March 31, 1996, 1995 and 1994 were $2.7 million, $1.8 million and $1.4 million, respectively. The Company's working capital totalled $4.8 million at March 31, 1996, compared to $4.6 million at March 31, 1995 and $2.5 million at March 31, 1994. In accordance with Department of Education regulations, the Company maintained $363,000 and $346,000 in restricted cash at March 31, 1996 and 1995, respectively, for funds to be available for student refunds.

   The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. At Ultrasound Diagnostic School, Sanford-Brown and MDJB, most students receive some form of financial aid under the Title IV federal student financial aid programs. Disbursements under each program are subject to disallowance and repayment by the Schools. In fiscal 1995, the United States Department of Education conducted a Federal program review on Sanford-Brown's Title IV activity for the award years 1992 through 1994. To date, no report has been issued in that program review. Accordingly, no determination as to whether a liability exists or the amount of liability, should one exist, can be made. The asset purchase agreement with Sanford-Brown provides for the indemnification of the Company for any material liability that may exist in connection with the open program review. As a result of the program review, the Department of Education placed Sanford-Brown on reimbursement for certain Title IV programs, of which the only such program significant to Sanford-Brown is the Pell Grant program. Management believes that although reimbursement results in some delay in receipt of Pell Grant funds, Sanford-Brown will continue to generate sufficient positive cash flow for its operating requirements.

   As a result of the merger and the change in control of MDJB, Colorado Tech had been automatically terminated from its eligibility to participate in Title IV programs. Colorado Tech was recertified to participate in Title IV programs on June 24, 1996 and its period of ineligibility had no material impact on the cash flow of Colorado Tech. Ultrasound Diagnostic School and MDJB have no known material liabilities for program reviews related to their Title IV programs. Should the schools be limited, suspended or terminated from the Title IV programs, from which Ultrasound Diagnostic School, Sanford-Brown and MDJB receive approximately 70%, 80% and 32% of their funding, respectively, the result would have a material negative impact on the results of operations, liquidity and net worth of the Company. The Company will continue to evaluate the effect of any changes in these contingencies and, as determinable, will reflect their impact in the financial statements. At present, there are no known environmental contingencies or issues.

   The Company generated $2.2 million in cash from operating activities in fiscal 1996, an increase of $4.3 million and $3.0 from fiscal 1995 and 1994, respectively. The increase in cash generated from operating activities in fiscal 1996 was primarily due to cash provided from operations of Sanford-Brown of $3.0 million, an increase of $4.6 million from fiscal 1995. In fiscal 1995, the Company had net cash used for operating activities of $2.1 million due principally to the negative cash flow impact caused by the decertification of Sanford-Brown in December 1994 as a result of its change of ownership. The decertification required that the Company cease awarding and disbursing Title IV funds to many of its students pending recertification by the U.S. Department of Education. Sanford-Brown was recertified to participate in Title IV programs in May 1995. In addition, expenditures were incurred to expand Ultrasound Diagnostic School (management, staff, programs, equipment and size of facilities) in advance of the receipt of revenues from anticipated expanded enrollments in existing and new programs. Also, accounts receivable at Ultrasound Diagnostic School increased due principally to the increase in the tuition rate of the general ultrasound program and to the delay until the fourth quarter of fiscal 1995 that the Cleveland and Dallas facilities experienced in receiving approval for participation in Title IV programs. At March 31, 1995, accounts receivable related to the Cleveland and Dallas facilities was approximately $850,000.

   Net cash of $2.0 million was used for investing activities in fiscal 1996, a decrease of $3.6 million from fiscal 1995 and an increase of $1.7 million from fiscal 1994. The decrease from fiscal 1995 was due to the net cash payment of $5.0 million in fiscal 1995 for the acquisition of Sanford-Brown which was partially offset by the increase in the cash utilized for capital expenditures in fiscal 1996 of $1.2 million and $1.6 million from fiscal 1995 and 1994, respectively. The increase in capital expenditures was due primarily to the equipment purchases and leasehold improvements incurred in connection with the expansion of the general ultrasound program, the introduction of the Cardiovascular Technology and Medical Assisting programs and the expansion of facilities to support such programs.

   Net cash of $791,000 was provided by financing activities in fiscal 1996, a decrease of $7.3 million from fiscal 1995 and an increase of $639,000 from fiscal 1994. The decrease from fiscal 1995 was primarily due to the proceeds of $6.0 million received in fiscal 1995 from the long-term loan obtained in connection with the Sanford-Brown acquisition.

   The Company has available bank lines of credit of $500,000 and $1,000,000 expiring in August 1996 and May 1997, respectively, and a working capital facility expiring in October 1997 in the amount of $2,500,000. At March 31, 1996, the Company had $1,000,000 outstanding under its lines of credit and $2,500,000 outstanding under its working capital facility, an increase of $1.9 million from the amounts outstanding at March 31, 1995. The amounts borrowed under the working capital facility in fiscal 1996 were primarily used for capital expenditures at Ultrasound Diagnostic School. In order to finance the acquisition of Sanford-Brown, the Company obtained a bank term loan in the amount of $6,000,000 which was due on April 16, 1996. In February 1996 the expiration date of the loan was extended to April 14, 1999. The loan and the working capital facility were obtained by the Company with the guaranty of Frost-Nevada, a company beneficially owned by Dr. Phillip Frost.

   The Company issued 2,499,870 shares of its common stock valued at approximately $14.2 million as of the acquisition date in March 1996 for the acquisition of MDJB. In fiscal 1995 the Company issued 1,218,076 shares of its common stock valued at approximately $3.1 million as of the acquisition date and paid $5.9 million in cash for the acquisition of Sanford-Brown. Cash of $2.4 million and 1,021,612 shares are held in escrow and will be released upon the occurrence of certain specified events. The Company intends to continue to expand through acquisitions, some of which could result in material changes to the Company's financial condition and results of operations.

   MDJB plans on opening a new campus during fiscal 1997. The Company believes that with its working capital, its cash flow from operations and its working capital facility it will have sufficient resources to cover such expansion costs and its other ongoing operational requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below is a list of the names, ages, positions held, and business experience during the past five years of the persons serving as directors and executive officers of Whitman as of June 28, 1996. Each director holds office until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

DIRECTORS

   DR. JACK R. BORSTING. Dr. Borsting, age 67, has been a director of Whitman since December 20, 1994. Dr. Borsting is the E. Morgan Stanley Professor of Business Administration at the University of Southern California and Director of its Center for Telecommunication Management. From 1988 to 1994 Dr. Borsting was Dean of the University of Southern California School of Business Administration, and from 1983 to 1988 was Dean of the University of Miami School of Business Administration. Dr. Borsting, a former Assistant Secretary of Defense (Comptroller), is a director of Northrop Grumman Corporation and of TRO Learning. Dr. Borsting is a member of the National Research Council Committee on Military Enlistment Standards and a trustee of the Institute for Defense Analysis, of the Rose Hill Association and of the Los Angeles Orthopedic Hospital Foundation.

   PHILLIP FROST, M.D. Dr. Frost, age 59, has been a director of Whitman since April 6, 1992 and Chairman of the Board of Directors since November 19, 1992. Dr. Frost has been Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. Dr. Frost served as President of IVAX from July 1991 until January 1995. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. Dr. Frost is Vice Chairman of the Board of Directors of North American Vaccine, Inc., a director of American Exploration Company, Northrop Grumman Corporation and NaPro Biotherapeutics, Inc. Dr. Frost was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami from 1972 to 1990. Dr. Frost is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange, Inc.

   ISAAC KAYE. Mr. Kaye, age 66, has been a Director of Whitman since April 6, 1992. Mr. Kaye has been Deputy Chief Executive Officer and a director of IVAX Corporation since December 1990, Chief Executive Officer of Norton Health Care Limited since December 1990 and an employee of Norton Health Care Limited since 1988, and from 1985 to 1988 Mr. Kaye was a consultant to that company.

   PETER S. KNIGHT. Mr. Knight, age 45, has been a director of Whitman since December 20, 1994. Mr. Knight, an attorney, is a member of the law firm of Wunder, Diefenderfer, Cannon & Thelen. He is currently on leave from his firm to be President Clinton's Campaign Manager at Clinton/Gore '96. Mr. Knight was Chairman of the Vice Presidential Campaign for Clinton/Gore in 1992, was Deputy Director of Personnel in the Clinton/Gore presidential transition and a Consultant to the Office of Presidential Personnel. From 1989 to 1991 Mr. Knight was General Counsel and Secretary to Medicis Pharmaceutical Corporation. Mr. Knight is a director of COMSAT and Wertheim Schroeder Investment Services.

   RICHARD C. PFENNIGER, JR. Mr. Pfenniger, age 40, has been a director of Whitman since April 6, 1992. Mr. Pfenniger has been Chief Operating Officer of IVAX Corporation since May 1994. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to May 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is a director of NaPro Biotherapeutics, Inc. and North American Vaccine, Inc.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

   RANDY S. PROTO. Mr. Proto, age 38, has been President of Whitman since November 25, 1994. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in eleven proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.

   RICHARD B. SALZMAN. Mr. Salzman, age 35, joined Whitman as Vice President--Legal Affairs and General Counsel on March 1, 1996. On March 18, 1996, Mr. Salzman was also appointed Secretary of Whitman. For approximately ten years prior to joining Whitman, Mr. Salzman was engaged in private law practice in Miami, Florida, primarily with the firm of Homer & Bonner, P.A.

   FERNANDO L. FERNANDEZ. Mr. Fernandez, age 35, joined Whitman as Vice President--Finance, Treasurer and Chief Financial Officer on February 9, 1996. Prior to joining the Company, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership since 1991. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

   BRETT COMBS. Mr. Combs, age 37, has been President of Sanford-Brown since the acquisition in December 1994. From 1987 through 1994, Mr. Combs was employed by Sanford-Brown in various capacities including Executive Vice President of Operations, Director of the Des Peres Campus and Vice President of Marketing.

   DAVID O'DONNELL. Mr. O'Donnell, age 54, has been President of Colorado Tech since March 1986 and Chairman of the Board of Colorado Tech since April 1986. Mr. O'Donnell also served as President of MDJB, Inc., the parent of Colorado Tech, from April 1986 through the merger of MDJB, Inc. with Whitman.

   WILLIAM LICHTENSTEIN. Mr. Lichtenstein, age 36, a certified public accountant, has served as President of Ultrasound Technical Services, Inc. since January 1995 and as a director since March 1996. From 1991 through 1995, Mr. Lichtenstein served as the Director of Operations of Ultrasound Technical Services, Inc. For two years prior thereto, Mr. Lichtenstein was a marketing representative for CSC Healthcare Systems, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires Whitman's directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of Whitman's common stock and other equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% shareholders are required to furnish Whitman with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to Whitman and written representations from Whitman's directors and executive officers that no other reports were required, Whitman believes that during 1996 Whitman's directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, except that Fernando Fernandez filed late his initial report of ownership of shares of Whitman's common stock upon becoming an executive officer of Whitman.

ITEM 11. EXECUTIVE COMPENSATION

   The following table contains certain information regarding aggregate compensation paid or accrued by the Company to the chief executive officer of the Company and to each of the four most highly compensated executive officers other than the chief executive officer.

                          SUMMARY COMPENSATION TABLE

                                                         LONG-TERM
                             ANNUAL COMPENSATION        COMPENSATION
                          -------------------------   ----------------
NAME AND                    YEAR ENDED     SALARY      STOCK OPTIONS
PRINCIPAL POSITION          MARCH 31,        ($)           (#)(1)
- -------------------       -------------  ----------   ----------------
Randy Proto,                   1996        150,000              0
 President                     1995         43,269        550,000
                               1994              0              0

- --------
(1) All share amounts have been adjusted for a two-for-one stock split effected as of May 13, 1996.

   Randy S. Proto receives an annual salary of $150,000. He has no employment agreement with Whitman. In consideration of Mr. Proto's agreement to enter the employ of Whitman and become its President in November 1994, Mr. Proto was granted options to purchase 550,000 (adjusted for the two-for-one stock split effected as of May 13, 1996) of Whitman's Common Stock at a price of $2.125 per share (as adjusted for the split). The options granted to Mr. Proto vest over a period of five years. The first portion of those options (170,000 shares, adjusted for the split) vested on November 25, 1995.

   The following table sets forth information concerning stock option exercises during fiscal 1996 by each of the executive officers named in the "Summary Compensation Table" above and the fiscal year-end value of unexercised options held by each such executive officer.

                    STOCK OPTION EXERCISES IN FISCAL 1996
                      AND FISCAL YEAR END OPTION VALUES

                                  NUMBER OF                    VALUE OF UNEXERCISED
                             UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                              AT MARCH 31, 1996                AT MARCH 31, 1996(2)
                       --------------------------------  --------------------------------
NAME AND                EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
PRINCIPAL POSITION         (#)(1)           (#)(1)             ($)              ($)
- -------------------    --------------  ----------------  --------------  ----------------
Randy Proto,              170,000          380,000           606,050         1,354,700
 President

- --------
(1) All share amounts have been adjusted for a two-for-one stock split effected as of May 13, 1996.

(2) The value of unexercised in-the-money options represents the number of options held at year-end 1996 multiplied by the difference between the exercise price and $5.69, the closing price of Whitman's common stock at March 31, 1996 after adjustment for the two-for-one stock split effected as of May 13, 1996.

DIRECTOR COMPENSATION

   The Company's Directors and Consultants Stock Option Plan provides that once a year members of the Company's Board of Directors who are not employees of the Company automatically receive stock options in accordance with a formula award. In fiscal 1996, pursuant to that provision, options at an exercise price of $6.375 per share ($3.187 after adjustment for the stock split) were automatically granted to Dr. Frost (50,000 shares after adjustment for the stock split), and to Mr. Kaye, Mr. Pfenniger, Dr. Borsting and Mr. Knight (10,000 shares each after adjustment for the stock split).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During fiscal 1996, Whitman's Compensation Committee of the Board of Directors consisted of Dr. Frost and Isaac Kaye. Neither Dr. Frost nor Mr. Kaye is or has been an executive officer or employee of Whitman or any of its subsidiaries and no interlocking relationship exists between either individual and the directors and executive officers of Whitman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

   The following table sets forth certain information as of May 31, 1996 concerning stock ownership of all persons known by the Company to own beneficially in excess of five percent of the Company's Common Stock. Except as otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by each person set forth herein.

NAME AND ADDRESS OF                     NUMBER         PERCENT
BENEFICIAL HOLDER                     OF SHARES(1)    OF CLASS
- -------------------                 ---------------  -----------
Frost-Nevada,                         5,289,628(2)       37.3%
Limited Partnership
3500 Lakeside Court
Suite 200
Reno, Nevada 89509

Azure Limited                         1,200,000(3)       10.2%
c/o Charter Management Limited
P.O. Box 134
Town Mills
Trinity Square
St. Peter Fort
Guernsey Channel Islands

David D. O'Donnell                      846,958(4)        7.2%
Colorado Technical University
4435 N. Chestnut Street
Colorado Springs, Colorado 80907

The Marilyn O'Sullivan                  800,112(4)        6.8%
 Family Trust
Colorado Technical University
4435 North Chestnut Street
Colorado, Springs, Colorado 80907

James L. Combs                           59,040(5)         *
Big Beaver Ranch
30300 State Highway 76
Bradleyville, Missouri 65614

 *  Represents beneficial ownership of less than five percent.

(1) All share amounts have been adjusted for a two-for-one stock split of Whitman's common stock effected as of May 13, 1996.

(2) Includes 200,000 shares which may be acquired pursuant to stock options held by Dr. Frost exercisable within 60 days of May 31, 1996 and 2,150,000 shares which may be acquired pursuant to stock purchase warrants held by Frost-Nevada, Limited Partnership (of which Dr. Frost is the sole limited partner and sole shareholder, officer and director of Frost-Nevada Corporation, the general partner), exercisable within 60 days of May 31, 1996. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act. Dr. Frost is the Chairman of the Board of Directors of Whitman.

(3) Azure Limited holds the shares as trustee for Charter Trust Company, the trustee of the I. Kaye Family Trust, created by Mr. Isaac Kaye in 1988. The beneficiaries of the I. Kaye Family Trust may include, among others, Mr. Kaye's children. Mr. Kaye is neither a beneficiary nor a trustee of such trust, and he disclaims beneficial ownership of all of the shares owned by Azure Limited. Mr. Kaye is a director of Whitman.

(4) All of the referenced shares are held in escrow as provided in the Agreement and Plan of Merger pursuant to which MDJB, Inc., the former parent of Colorado Tech which operated Colorado Tech prior to the merger, was merged with and into a wholly-owned subsidiary of Whitman. The Agreement and Plan of Merger provides for the release or return to Whitman of all of the escrowed shares upon the occurrence of certain contingencies. (See Item 1. Business--Acquisition of Colorado Tech) David D. O'Donnell is the President of the Whitman subsidiary, MDJB, Inc., and Colorado Tech.

(5) Does not include 1,021,512 shares originally registered in the name of SBC Liquidating, Inc. that are held in escrow in connection with the purchase by Whitman of Sanford-Brown College. Originally, 609,038 shares of Whitman's Common Stock were registered in the name of SBC Liquidating, Inc. and were delivered into escrow under an agreement which provides for the release or return to Whitman of all or a portion of the escrowed shares upon the occurrence of certain contingencies. In May of 1995, 98,282 (196,564 adjusted for the subsequent stock split) of the escrowed shares were delivered to SBC Liquidating, Inc. pursuant to the escrow agreement. The balance of the escrowed shares remain in escrow and continue to be subject to return to Whitman upon the occurrence of certain contingencies. In March, 1996, SBC Liquidating, Inc. was dissolved and all Whitman stock held in its name, including the shares in escrow, was transferred to James L. Combs as the sole shareholder of SBC Liquidating, Inc. Mr. Combs transferred a portion of the shares released from escrow (98,232 shares adjusted for the subsequent stock split) to his son Brett S. Combs. James Combs disclaims beneficial ownership of the remaining escrowed shares.

STOCK OWNERSHIP BY MANAGEMENT

   The following table sets forth certain information as of May 31, 1996 concerning the number of shares of Common Stock beneficially owned by each director, each executive officer named above in the "Summary Compensation Table" and by all directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly by the person indicated who holds sole voting and investment power.

NAME AND ADDRESS OF                   SHARES BENEFICIALLY     PERCENT
BENEFICIAL HOLDER                          OWNED(1)(2)       OF CLASS
- -------------------                   --------------------  -----------
Jack R. Borsting                              20,600(3)           *
University of Southern California
School of Business
Administration, DCC-217
Los Angeles, California 90089-0871

Phillip Frost, M.D.                        5,289,628(4)         37.3%
IVAX Corp.
4400 Biscayne Boulevard
Miami, Florida 33137

Isaac Kaye                                    40,000(5)           *
Norton Healthcare
Gemini House--Flex Meadow
Harlow, Essex, UK CM19 5TJ

Peter S. Knight                               20,000(3)           *
1615 L. Street, N.W., Suite 650
Washington, D.C. 20036

Richard C. Pfenniger, Jr.                     90,000(3)           *
IVAX Corp.
4400 Biscayne Boulevard
Miami, Florida 33137

Randy S. Proto                               170,200(3)          1.4%
4400 Biscayne Boulevard, 6th Floor
Miami, Florida 33137

William Lichtenstein                          31,250(6)           *
4400 Biscayne Boulevard
6th Floor
Miami, Florida 33137

Brett S. Combs                                98,232              *
Sanford Brown College, Inc.
1655 Des Peres Road, Suite 150
St. Louis, MO 63131

NAME AND ADDRESS OF                   SHARES BENEFICIALLY     PERCENT
BENEFICIAL HOLDER                          OWNED(1)(2)       OF CLASS
- -------------------                   --------------------  -----------
All directors and executive officers
  as a group (11 persons)                  6,656,868(7)         45.6%

- ----------
 *  Represents beneficial ownership of less than one percent.

(1) All share amounts have been adjusted for a two-for-one stock split of Whitman's common stock effected as of May 13, 1996.

(2) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Securities Exchange Act of 1934.

(3) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of May 31, 1996 as follows: Dr. Borsting (20,000); Mr. Knight (20,000); Mr. Pfenniger (90,000); and Mr. Proto
    (170,000).

(4) Includes 2,150,000 shares which may be acquired pursuant to stock purchase warrants held by Frost-Nevada, Limited Partnership (of which Dr. Frost is the sole limited partner and sole shareholder, officer and director of Frost-Nevada Corporation, the general partner), exercisable within 60 days of May 31, 1996 and 200,000 shares which may be acquired pursuant to stock options held by Dr. Frost exercisable within 60 days of May 31, 1996. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act.

(5) Includes 40,000 shares which may be acquired pursuant to stock options exercisable within 60 days of May 31, 1996. Mr. Kaye disclaims beneficial ownership of an additional 1,200,000 shares held by Azure Limited, as Trustee. See "Principal Security Holders."

(6) Includes 31,250 shares which may be acquired pursuant to stock options exercisable within 60 days of May 31, 1996. Mr. Lichtenstein disclaims beneficial ownership of an additional 8,000 shares held of record by Mr. Lichtenstein's wife in trust for their children.

(7) Includes shares described in footnotes (3) through (6) above which may be acquired by the individuals indicated, 846,958 additional shares issued and outstanding held in escrow in connection with the MDJB merger and 50,000 additional shares which may be acquired pursuant to stock options exercisable within 60 days of May 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Whitman currently occupies administrative offices in Miami, Florida which are owned by IVAX Corporation. A lease between Whitman and IVAX Corporation is currently being negotiated. Certain directors of Whitman are also directors and executive officers of IVAX Corporation. In addition, Dr. Frost is a principal shareholder of IVAX Corporation. See "Item 10--Directors and Executive Officers of the Registrant."

   In April 1995, Career Master, a company 40% owned by Randy S. Proto, entered into an agreement with Ultrasound Diagnostic School pursuant to which Career Master would implement at Ultrasound Diagnostic School its system of organizing and operating job placement departments for use at the Ultrasound Diagnostic School teaching facilities. In addition to paying a small fee for the service, Ultrasound Diagnostic School agreed to purchase, over a two year period, approximately $160,000 in text books and related materials from Career Master to be resold to Ultrasound Diagnostic School students. In connection with the transaction, options to purchase 10,000 shares (20,000 shares after giving effect to the two-for-one stock split effected as of May 13, 1996) were granted to a principal of Career Master who is not related to Mr. Proto. In fiscal 1996, Ultrasound Diagnostic School purchased $66,621 in textbooks from Career Master pursuant to this arrangement.

   In fiscal 1996, Ultrasound Diagnostic School paid rent totalling $70,800 for the premises in which Ultrasound Diagnostic School operates its Pompano, Florida Ultrasound Diagnostic School to a partnership in which Joseph Lichtenstein is a partner. Joseph Lichtenstein is the father of William Lichtenstein, the president of Ultrasound Technical Services, Inc. Mr. Joseph Lichtenstein is also a principal in the company that manages that building. Also in fiscal 1996, Ultrasound Diagnostic School purchased approximately $202,600 in medical equipment and supplies from a medical supply distributor owned by William Lichtenstein's mother at prices at least as favorable as Ultrasound Diagnostic School would have paid to third parties. This same distributor is the exclusive licensee of Whitman's change-in-temperature indicator utilized in the transportation and storage of blood. Royalties received by Whitman in connection with this license are not significant.

   In fiscal 1995, in connection with the acquisition of Sanford-Brown, Frost-Nevada Limited Partnership, a company beneficially owned by Dr. Phillip Frost, agreed to guaranty for the benefit of Whitman an $8,500,000 credit facility consisting of a $6,000,000 term loan and $2,500,000 revolving credit loan. In fiscal 1996, Frost-Nevada was issued warrants to purchase 650,000 shares of Whitman's common stock at a price of $8.50 per share (1,300,000 shares at a price of $4.25 per share as adjusted for the two-for-one stock split effected as of May 13, 1996) in consideration of Frost-Nevada's renewal of its guarantee of that indebtedness in connection with the extension of that credit facility. The number of warrants exercisable by Frost-Nevada at any time is subject to the restrictions of the New Jersey Shareholders Protection Act.

   James Combs, the beneficial owner of the company from which Sanford-Brown was acquired and the father of Brett Combs, the President of Sanford-Brown, is the beneficial owner of three buildings occupied by Sanford-Brown under lease agreements. In fiscal 1996, Sanford-Brown paid Mr. Combs rent totalling $428,982.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
         REPORTS ON FORM 8-K

   (a)(1) FINANCIAL STATEMENTS

   The following consolidated financial statements are filed as a part of this report:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheet

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flow

     Notes to Consolidated Financial Statements

   (a)(2) FINANCIAL STATEMENT SCHEDULES

   All of the financial statement schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

   (a)(3) EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION                                    METHOD OF FILING
- -------                       -----------                                    ----------------
  3.1        Certificate of Incorporation, as amended       Incorporated by reference to Whitman's Form 8-K dated
                                                            April 11, 1996.

  3.2        By-Laws, as amended                            Filed herewith.

 10.1        Common Stock Purchase Agreement between        Incorporated by reference to Whitman's Report on Form
             Whitman Medical Corp. and certain              8-K dated April 6, 1992.
             investors, dated as of April 6, 1992

 10.2        Registration Rights Agreement dated as of      Incorporated by reference to Whitman's Report on Form
             April 6, 1992                                  8-K dated April 6, 1992.

 10.3        Amended and Restated 1986 Directors and        Incorporated by reference to Whitman's Registration
             Consultants Stock Option Plan                  Statement on Form S-8 filed September 9, 1992.

 10.4        1992 Incentive Stock Option Plan               Incorporated by reference to Whitman's Proxy Statement
                                                            for the Annual Meeting of Shareholders held on November
                                                            19, 1992

 10.5        Asset Purchase Agreement, dated November 30,   Incorporated by reference to Whitman's Report on Form
             1994 among Whitman Medical Corp., Whitman      8-K dated November 30, 1994.
             Acquisition Corporation, Sanford-Brown
             College, Inc., James L. Combs*

EXHIBIT
NUMBER                        DESCRIPTION                                    METHOD OF FILING
- -------                       -----------                                    ----------------
 10.6        Escrow Agreement dated December 21, 1994,      Incorporated by reference to Whitman's Report on Form
             among Whitman Acquisition Corporation,         8-K dated December 21, 1994.
             Sanford-Brown College, Inc., and Midlantic
             Bank, N.A., as Escrow Agent

 10.7        Non-Competition Agreement dated December 21,   Incorporated by reference to Whitman's Report on Form
             1994 among Whitman Acquisition Corporation,    8-K dated December 21, 1994.
             Sanford Brown College, Inc., James L. Combs

 10.8        Employment Agreement dated December 21, 1994   Incorporated by reference to Whitman's Report on Form
             between Whitman Acquisition Corporation and    8-K dated December 21, 1994.
             Brett Combs

 10.9        Credit Agreement dated December 20, 1994       Incorporated by reference to Whitman's Report on Form
             among Bank of America Illinois, Whitman        8-K dated December 21, 1994.
             Medical Corp. and Frost-Nevada, Limited
             Partnership

 10.10       Form of Term Note dated December 20, 1994 by   Incorporated by reference to Whitman's Report on Form
             Whitman Medical Corp. in favor of Bank of      8-K dated December 21, 1994.
             America Illinois

 10.11       Form of Revolver Note dated December 20,       Incorporated by reference to Whitman's Report on Form
             1994 by Whitman Medical Corp. in favor of      8-K dated December 21, 1994
             Bank of America Illinois

 10.12       Form of Stock Purchase Warrant to purchase     Incorporated by reference to Whitman's Report on Form
             575,000 shares of common stock to be issued    8-K dated issued December 21, 1994.
             by Whitman Medical Corp. in favor of
             Frost-Nevada, Limited Partnership

 10.13       Agreement and Plan of Merger dated September   Incorporated by reference to Whitman's Form 8-K
             12, 1995 among Whitman Education Group,        dated April 11, 1996.
             Inc., Whitman Medical Acquisition Corp. and
             M.D.J.B., Inc. *

 10.14       First Amendment to Agreement and Plan of       Incorporated by reference to Whitman's Form 8-K
             Merger dated December 13, 1995 among Whitman   dated April 11, 1996.
             Education Group, Inc., Whitman Medical
             Acquisition Corp. and M.D.J.B., Inc.

 10.15       Form of Amendment to Credit Agreement          Incorporated by reference to Whitman's Report on Form
             Agreement dated February 26, 1996 among Bank   8-K dated February 26, 1996.
             of America Illinois, Whitman Medical 1996.
             Corp. and Phillip Frost

EXHIBIT
NUMBER                        DESCRIPTION                                    METHOD OF FILING
- -------                       -----------                                    ----------------
 10.16       Form of Term Note dated February 26, 1996 by   Incorporated by reference to Whitman's Report on Form
             Whitman Medical Corp. in favor of Bank of      8-K dated February 26, 1996.
             America Illinois

 10.17       Form of Revolver Note dated February 26,       Incorporated by reference to Whitman's Report on Form
             1996 by Whitman Medical Corp. in favor of      8-K dated February 26, 1996.
             Bank of America Illinois

 10.18       Stock Purchase Warrant to purchase 650,000     Incorporated by reference to Whitman's Report on Form
             shares of common stock issued by Whitman       8-K dated February 26, 1996.
             Medical Corp. 8-K dated February 26, 1996.
             in favor of Phillip Frost

 10.19       Employment Agreement dated as of March 29,     Incorporated by reference to Whitman's Report on Form
             1996 by and between M.D.J.B., Inc. and         8-K dated April 11, 1996.
             David O'Donnell 8-K/A-1 dated April 11,
             1996.

 11          Statement re computation of per share          Filed herewith.
             earnings

 21          Subsidiaries                                   Filed herewith.

 23.1        Consent of Ernst & Young LLP                   Filed herewith.

 23.2        Consent of Stockman Kast Ryan & Scruggs        Filed herewith.

 27          Financial Data Schedule                        Filed herewith.

 99          Report of Stockman Kast Ryan & Scruggs         Filed herewith.

- --------
* Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

   (b) Whitman filed a Current Report on Form 8-K dated February 26, 1996 reporting (i) the execution of the Amendment to Credit Agreement with Bank of America Illinois, originally executed in December 1994 in connection with the acquisition of Sanford-Brown, extending the Company's term loan for a period of three years and extending the revolving credit facility for 18 months; and
(ii) the relocation of the Company's executive offices from Iselin, New Jersey to Miami, Florida.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WHITMAN EDUCATION GROUP, INC.

                                               By: /s/ Randy S. Proto
                                                   --------------------------
                                                   Randy S. Proto, President

   Dated: June 28, 1996

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            SIGNATURES                        TITLE                      DATE
            ----------                        -----                      ----

/s/     FERNANDO L. FERNANDEZ     Chief Financial Officer         June 28, 1996
- -------------------------------   (Principal Financial Officer)
       Fernando L. Fernandez

/s/        STEVEN STENMARK        Controller                      June 28, 1996
- -------------------------------
          Steven Stenmark

/s/      PHILLIP FROST, M.D.      Chairman of the Board           June 28, 1996
- -------------------------------
        Phillip Frost, M.D.

/s/          ISAAC KAYE           Director                        June 28, 1996
- -------------------------------
            Isaac Kaye

/s/  RICHARD C. PFENNIGER, Jr.    Director                        June 28, 1996
- -------------------------------
    Richard C. Pfenniger, Jr.

/s/       DR. JACK BORSTING       Director                        June 28, 1996
- -------------------------------
         Dr. Jack Borsting

/s/        PETER S. KNIGHT        Director                        June 28, 1996
- -------------------------------
          Peter S. Knight

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                   CONTENTS

                                                                 PAGE
                                                              ---------
Report of Independent Certified Public Accountants  ........     F-2

Consolidated Balance Sheets ................................     F-3

Consolidated Statements of Operations ......................     F-4

Consolidated Statements of Changes in Stockholders' Equity       F-5

Consolidated Statements of Cash Flows ......................     F-6

Notes to Consolidated Financial Statements .................     F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Whitman Education Group, Inc.

   We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of M.D.J.B., Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 15% in 1996 and 13% in 1995, and total revenues constituting 22% in 1996, 40% in 1995 and 53% in 1994 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for M.D.J.B., Inc., is based solely on the report of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                              /s/ [ERNST AND YOUNG LLP]

Miami, Florida
June 12, 1996, except for
  the sixth paragraph of
  Note 2, as to which the
  date is June 24, 1996

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,
                                                                             ------------------------------
                                                                                  1996            1995*
                                                                             --------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................    $ 2,744,823     $ 1,787,281
  Restricted cash .........................................................        363,314         346,026
  Accounts receivable, less allowance for doubtful accounts
    of $1,314,631 in 1996 and $1,011,808 in 1995 ..........................     15,619,237      15,966,853
  Inventories .............................................................        795,350         525,539
  Deferred income tax asset ...............................................        515,041          --
  Other current assets ....................................................        805,137         812,139
                                                                             --------------  --------------
Total current assets ......................................................     20,842,902      19,437,838
                                                                             --------------  --------------
Property and equipment, net ...............................................      7,017,181       5,327,565
Marketable securities -related party ......................................        776,250         750,000
Deferred costs, net of accumulated amortization
  of $1,043,703 in 1996 and $612,432 in 1995 ..............................        553,929         644,322
Deposits and other assets, net of accumulated amortization
  of $110,664 in 1996 and $0 in 1995 ......................................      1,025,633         467,259
Goodwill ..................................................................      2,529,693       2,572,979
Restricted cash -escrow ...................................................      2,581,317       2,400,000
                                                                             --------------  --------------
                                                                               $35,326,905     $31,599,963
                                                                             ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................    $ 1,549,494     $ 1,452,381
  Accrued expenses ........................................................      1,537,216         932,838
  Income taxes payable ....................................................        348,851         122,651
  Current portion of capitalized lease obligations ........................        919,050         595,988
  Deferred income tax liability ...........................................         --              27,758
  Deferred tuition revenue ................................................     11,705,521      11,699,269
                                                                             --------------  --------------
Total current liabilities .................................................     16,060,132      14,830,885
                                                                             --------------  --------------
Deferred income tax liability .............................................          3,640          46,232
Other liability ...........................................................        383,813          --
Capitalized lease obligations .............................................      1,994,035       1,843,337
Long-term debt ............................................................      9,500,000       7,623,621
Commitments and contingencies
Stockholders' equity:
 Common stock, no par value, authorized 100,000,000 shares, issued and outstanding, excluding shares held in escrow, 10,311,782 shares in 1996
   and 10,209,366 shares in 1995 ..........................................      7,590,793       7,445,777
 Additional paid-in capital................................................        616,500         280,500
 Retained earnings ........................................................         62,040         162,611
 Treasury stock, 232,714 shares in 1996 and 116,748 in 1995  ..............       (774,773)       (430,500)
 Net unrealized loss on noncurrent marketable securities ..................       (109,275)       (202,500)
                                                                             --------------  --------------
Total stockholders' equity ................................................      7,385,285       7,255,888
                                                                             --------------  --------------
                                                                               $35,326,905     $31,599,963
                                                                             ==============  ==============

- --------
* As restated--See Note 1

               See accompanying notes to financial statements.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MARCH 31,
                                                        -----------------------------------------------
                                                             1996            1995             1994
                                                        --------------  --------------   --------------
REVENUES
Tuition ..............................................    $36,337,211     $17,493,309     $12,245,477
Other educational materials ..........................      3,131,035       1,357,082         735,046
Other ................................................        762,883         776,390         240,216
                                                        --------------  --------------   --------------
Total revenues .......................................     40,231,129      19,626,781      13,220,739
                                                        --------------  --------------   --------------
COSTS AND EXPENSES
Cost of educational services .........................     22,478,961      12,297,033       9,038,267
Student services and administrative expense  .........     14,968,090       6,150,333       3,518,742
Bad debt expense .....................................      1,835,736         892,983         124,299
                                                        --------------  --------------   --------------
Total costs and expenses .............................     39,282,787      19,340,349      12,681,308
                                                        --------------  --------------   --------------
Income from operations ...............................        948,342         286,432         539,431
Interest income ......................................         39,218          58,075          74,037
Interest expense .....................................     (1,224,604)       (368,946)       (118,115)
                                                        --------------  --------------   --------------
(Loss) income before income tax (benefit) provision  .       (237,044)        (24,439)        495,353
Income tax (benefit) provision .......................       (136,473)        122,172         142,534
                                                        --------------  --------------   --------------
Net (loss) income ....................................    $  (100,571)    $  (146,611)    $   352,819
                                                        ==============  ==============   ==============
(Loss) income per share of common stock ..............    $     (0.01)    $     (0.02)    $      0.04
                                                        ==============  ==============   ==============
Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow ........................     10,235,956       9,273,816       9,791,642
                                                        ==============  ==============   ==============

               See accompanying notes to financial statements.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                                       NET
                                                                                                    UNREALIZED
                                                                                                      (LOSS)
                                                                                                     GAIN ON
                                         COMMON                 ADDITIONAL   RETAINED               NONCURRENT
                                         SHARES       COMMON      PAID-IN    EARNINGS    TREASURY   MARKETABLE
                                       OUTSTANDING    STOCK       CAPITAL   (DEFICIT)     STOCK     SECURITIES       TOTAL
                                       -----------  ----------  ----------  ---------   ---------   ----------      --------
Balance at March 31, 1993 .........     8,998,542   $5,578,949   $     --  $ (43,597)  $(430,500)  $(228,750)      $4,876,102
Shares issued for exercise
  of stock options ................       203,400      259,987         --         --          --          --          259,987
Shares repurchased and cancelled  .            --     (112,999)        --         --          --          --         (112,999)
Shares issued for cash ............            --      315,524         --         --          --          --          315,524
Net unrealized gain on non-current
  marketable securities ...........            --           --         --         --          --      26,250           26,250
Net income ........................            --           --         --    352,819          --          --          352,819
                                       ----------   ----------   --------  ---------   ---------   ---------       ----------
Balance at March 31, 1994 .........     9,201,942    6,041,461         --    309,222    (430,500)   (202,500)       5,717,683
Shares issued for exercise
  of stock options and warrants ...       810,960    1,002,942         --         --          --          --        1,002,942
Shares issued in acquisition  .....       196,464      500,000         --         --          --          --          500,000
Value of warrants issued
  for loan guarantee ..............            --           --    280,500         --          --          --          280,500
Shares repurchased and
  cancelled .......................            --      (98,626)        --         --          --          --          (98,626)
Net loss ..........................            --           --         --   (146,611)         --          --         (146,611)
                                       ----------   ----------   --------  ---------   ---------   ---------       ----------
Balance at March 31, 1995* ........    10,209,366    7,445,777    280,500    162,611    (430,500)   (202,500)       7,255,888
Shares issued for exercise
  of options ......................       218,382      426,121         --         --          --          --          426,121
Shares repurchased in connection
  with exercise of options ........      (115,966)          --         --         --    (344,273)         --         (344,273)
Value of warrants issued
  for loan guarantee ..............            --           --    336,000         --          --          --          336,000
Shares repurchased and cancelled  .            --     (306,000)        --         --          --          --         (306,000)
Shares issued for cash ............            --       24,895         --         --          --          --           24,895
Net unrealized gain on non-current
  marketable securities ...........            --           --         --         --          --      93,225           93,225
Net loss ..........................            --           --         --   (100,571)         --          --         (100,571)
                                       ----------   ----------   --------  ---------   ---------   ---------       ----------
Balance at March 31, 1996 .........    10,311,782   $7,590,793   $616,500  $  62,040   $(774,773)  $(109,275)      $7,385,285
                                       ==========   ==========   ========  =========   =========   =========       ==========

- --------
* AS RESTATED--SEE NOTE 1

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED MARCH 31,
                                                                   -----------------------------------------------
                                                                        1996            1995             1994
                                                                   --------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...............................................    $  (100,571)    $  (146,611)    $   352,819
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities: ............................
   Depreciation and amortization ................................      1,930,116       1,058,971         732,191
 Bad debt expense ...............................................      1,835,736         893,043         124,299
 Deferred tax (benefit) provision ...............................       (482,917)         32,456          12,140
 Issuance of stock for services .................................             --              --          59,523
 Loss on sale of equipment ......................................         21,828           9,338           3,307
 Changes in operating assets and liabilities, net of effects from purchase of Sanford-Brown College:
      Restricted cash ...........................................        (17,288)       (346,026)             --
   Accounts receivable ..........................................     (1,488,120)     (6,410,532)     (2,202,349)
   Inventories ..................................................       (269,811)       (220,665)        (18,643)
   Other current assets .........................................        208,402        (174,540)          8,306
   Deferred costs ...............................................         (4,878)       (191,792)       (136,935)
   Deposits and other assets ....................................       (172,592)        (90,377)        (12,813)
   Accounts payable .............................................         97,113         187,189          66,060
   Accrued expenses .............................................        477,102          32,120        (176,816)
   Income taxes payable .........................................        190,701          17,272         (13,706)
   Deferred tuition revenue .....................................          6,252       3,226,597         394,529
   Other ........................................................        (24,427)         34,041           3,735
                                                                   --------------  --------------   --------------
  Net cash provided by (used in) operating activities  ..........      2,206,646      (2,089,516)       (804,353)
                                                                   --------------  --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Sanford-Brown College ............................             --      (2,590,110)             --
Payments into escrow for acquisition of
  Sanford-Brown College .........................................       (181,317)     (2,400,000)             --
Purchase of property and equipment ..............................     (1,882,873)       (682,224)       (297,336)
Proceeds from sale of equipment .................................         24,048          45,700           4,200
                                                                   --------------  --------------   --------------
Net cash used in investing activities ...........................     (2,040,142)     (5,626,634)       (293,136)
                                                                   --------------  --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term bank loan ...............................             --       6,000,000              --
Proceeds from revolving line of credit
  and long-term borrowings ......................................      7,390,000       2,428,621         287,000
Principal payments on revolving line of credit,
  long-term borrowings and other liability ......................     (5,623,533)       (842,000)       (270,000)
Principal payments on capitalized lease obligations  ............       (776,172)       (392,985)       (334,644)
Proceeds from exercise of options and warrants ..................         81,848       1,002,942         259,987
Proceeds from sale of common stock ..............................         24,895              --         213,024
Repurchase of common stock ......................................       (153,000)        (98,626)       (112,999)
Principal payments on note to former stockholder ................       (153,000)             --              --
Principal payments received on notes ............................             --              --         109,478
                                                                   --------------  --------------   --------------
Net cash provided by financing activities .......................        791,038       8,097,952         151,846
                                                                   --------------  --------------   --------------
Increase (decrease) in cash and cash equivalents ................        957,542         381,802        (945,643)
Cash and cash equivalents at beginning of year ..................      1,787,281       1,405,479       2,351,122
                                                                   --------------  --------------   --------------
Cash and cash equivalents at end of year ........................    $ 2,744,823     $ 1,787,281     $ 1,405,479
                                                                   ==============  ==============   ==============

                                         Continued on the following page.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS --(CONTINUED)

                                                                      YEARS ENDED MARCH 31,
                                                            ------------------------------------------
                                                                 1996           1995          1994
                                                            -------------  -------------   -----------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Long-term maintenance contract financed
  through leasing company ................................    $  621,000             --           --
                                                            =============  =============   ===========
Equipment acquired under capital leases ..................    $1,157,133     $1,782,960     $556,611
                                                            =============  =============   ===========
Note issued in connection with repurchase of common stock     $  153,000             --           --
                                                            =============  =============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ............................................    $  984,992     $  324,375     $113,780
                                                            =============  =============   ===========
Income taxes paid ........................................    $  148,405     $  141,955     $124,212
                                                            =============  =============   ===========
Stock issued in connection with acquisition ..............            --     $  500,000           --
                                                            =============  =============   ===========

               See accompanying notes to financial statements.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

   Whitman Education Group, Inc. and Subsidiaries' ("Whitman" or the "Company") primary business is the operation of degree and non-degree granting proprietary schools devoted to career program training primarily in the medical, technical, and business fields. The Company's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and M.D.J.B., Inc. ("MDJB"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965 to pay for a substantial portion of their tuition.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Whitman Education Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

RESTATEMENT

   The 1995 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders' Equity have been restated to reflect $105,500 of additional deferred interest expense associated with warrants issued in connection with the guarantee of debt. See Note 10.

CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

   Restricted cash is invested in U.S. government securities and is restricted for payment of student refunds, as required by the United States Department of Education (DOE). While the funds are immediately available for refunds, they are currently invested. Such cash is restricted for refunds at March 31, 1996 as follows:

MDJB ............   $ 34,026
SBC .............    174,288
UDS .............    155,000
                   ----------
                    $363,314
                   ==========

REVENUES, ACCOUNTS RECEIVABLE AND DEFERRED TUITION REVENUE

   Upon enrollment, the Company bills the student for the full contract amount of the course, the academic year, or the academic term, as applicable, resulting in the recording of an accounts receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

INVENTORY

   Inventory consists primarily of books, uniforms and supplies and is valued at the lower of cost or market using the FIFO (first-in , first-out) method.

PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs which do not add to the value of the related assets or materially extend their original lives are expensed as incurred.

   Depreciation of property and equipment is computed principally by the straight-line method over the estimated useful lives of the assets ranging from one to ten years. Leasehold improvements are amortized over the term of the related leases, which approximates the estimated useful lives.

DEFERRED COSTS

   Deferred costs consist primarily of costs associated with the opening of new school locations, the expansion of facilities to accommodate new programs and the development of new curriculum at existing locations. Such costs have historically been amortized on a straight-line basis over thirty-six months.

   Effective January 1, 1996, the Company changed the amortization period of deferred costs from a 36 month period to a 12 month period. The change in estimate will be accounted for on a prospective basis and increased amortization expense in the fourth quarter ended March 31, 1996 by approximately $16,000 and will increase amortization expense in fiscal year 1997 by approximately $129,000. Had this change in accounting estimate been implemented in prior periods, the estimated effect on amortization expense for the year ended March 31, 1996 and March 31, 1995 would have approximated an increase of $2,000 and a decrease of $94,000, respectively.

GOODWILL

   The Company amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. As of March 31, 1996 and 1995, accumulated amortization was $184,951 and $113,762, respectively.

(LOSS) INCOME PER COMMON SHARE

   (Loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares, as well as contingently issuable common shares to the extent dilutive and common share equivalents, outstanding during the period, assuming exercise of all stock options and warrants to the extent they are dilutive, using the treasury stock method.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ADVERTISING

   Advertising expense which is included in "student services and administrative expense", amounted to approximately $2,628,000, $1,045,000 and $636,000 for 1996, 1995 and 1994, respectively.

   In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP), "Reporting on Advertising Costs." The SOP generally requires advertising costs to be expensed as incurred. Adoption of the SOP in fiscal year 1996, resulted in a charge of $90,000, which is included in advertising expense described above, related to the amortization of the prepaid marketing balance at March 31, 1995 for MDJB. Prior to adopting the SOP, MDJB's marketing costs were deferred and amortized to expense in the subsequent quarter.

INCOME TAXES

   Deferred income tax assets and liabilities are determined based on the differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

RECLASSIFICATION

   Certain prior year amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

   In fiscal 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121--"Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company does not believe the effect upon adoption will be material.

ACCOUNTING FOR STOCK-BASED COMPENSATION

   In October 1995, the Financial Accounting Standards Board issued SFAS No.
123. "Accounting for Stock-Based Compensation," the adoption of which is required for fiscal years beginning after December 15, 1995. The new standard encourages companies to use the fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. Additionally, SFAS No. 123 requires increased disclosure for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

   The Company currently accounts for such transactions under APB Opinion No. 25 and has not yet determined if it will elect to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method, nor has it determined the effect the new standard will have on its operating results and per share results should it elect to make such a change.

2. ACQUISITIONS

M.D.J.B., INC.

   On March 29, 1996, the Company completed the merger of MDJB, the sole shareholder of Colorado Technical University, Inc., which operates Colorado Technical University ("Colorado Tech"). Colorado Tech is a regionally accredited degree granting institution with one location in Colorado Springs, Colorado with approximately 1,600 students enrolled primarily in computer science, engineering and management programs. Colorado Tech confers degrees at the associate's, bachelor's, master's and doctoral levels.

   In connection with the merger, the Company issued 2,499,870 shares of its common stock in exchange for all of the issued and outstanding stock of MDJB. The merger was accounted for using the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of MDJB for all periods prior to the merger. The Company and MDJB have fiscal year ends of March 31 and December 31, respectively.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS--(CONTINUED)

   Combined and separate results of the merged entities are presented in the following table (unaudited):

                                       YEARS ENDED MARCH 31,
                          -----------------------------------------------
                               1996            1995             1994
                          --------------  --------------   --------------
Total revenues
  Whitman ..............    $31,307,164     $11,759,258     $ 6,158,203
  MDJB .................      8,923,965       7,867,523       7,062,536
                          --------------  --------------   --------------
  Combined .............    $40,231,129     $19,626,781     $13,220,739
                          --------------  --------------   --------------
Net (loss) income
  Whitman ..............    $  (398,146)    $  (354,979)    $   213,561
  MDJB .................        297,575         208,368         139,258
                          --------------  --------------   --------------
  Combined .............    $  (100,571)    $  (146,611)    $   352,819
                          ==============  ==============   ==============
(Loss) income per share
  Whitman ..............    $     (0.04)    $     (0.04)    $      0.02
  MDJB .................    $      0.03     $      0.02     $      0.02
                          --------------  --------------   --------------
  Combined .............    $     (0.01)    $     (0.02)    $      0.04
                          ==============  ==============   ==============

   In connection with the merger, approximately $560,000 of costs and expenses were incurred and have been charged to administrative expenses in the fourth quarter of 1996. Merger and acquisition expenses include legal, accounting and other costs of consolidating.

   Colorado Tech is a participating institution under one or more of the student financial assistance programs of Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The Title IV Programs are administered by the United States Department of Education ("DOE"). A change of control of a participating institution automatically terminates the access of that institution to most Title IV Program funds until recertification by the DOE. The closing of the merger terminated Colorado Tech's eligibility to participate in Title IV Programs. Approximately 32% of Colorado Tech's revenues are derived from Title IV Program financial assistance. Pending the resolution of the recertification issue, all of the shares issuable to MDJB shareholders are being held in escrow by the Company. If certification is granted, 175,000 shares of the 2,499,870 shares issuable to the MDJB shareholders will continue to be held in escrow to be utilized to satisfy the Company's claims, if any, above a deductible under the indemnification provisions of the Agreement and Plan of Merger. To the extent that no claim has been made, the shares shall be held in escrow until the issuance of the first independent audit report, following completion of the merger, on the combined results of the Company and MDJB.

   On June 24, 1996, the United States Department of Education recertified Colorado Tech for eligibility to participate in federal student loan programs. As a result of the recertification and the issuance of the report of the independent auditors included in this Annual Report on Form 10-K, 2,499,870 Whitman shares will be released from escrow to the former MDJB shareholders.

SANFORD-BROWN COLLEGE

   On December 21, 1994, the Company completed the purchase of SBC, a privately held proprietary business and allied healthcare college. SBC was acquired for $3.5 million in cash and $500,000 (196,564

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS--(CONTINUED)

shares) in common stock and contingent consideration of $2.4 million in cash and 1,021,612 shares of common stock held in escrow at March 31, 1995.

   The balance of $2.4 million and 1,021,612 shares of Whitman common stock currently held in escrow pursuant to Whitman's acquisition of SBC will be disbursed, in whole or in part, to Whitman or the Seller based principally upon the Cohort Default Rates for each of the Missouri and Granite City, Illinois locations of SBC. The Cohort Default Rate is the rate at which the student borrowers entering repayment in one federal fiscal year default on repayment of student loans obtained under any Federal Family Education Loan Programs before the end of the following fiscal year. Specifically, the entire $2.4 million and 510,806 shares of the Whitman common stock retained in escrow will be released to the Seller or Whitman based upon the Cohort Default Rate for the SBC Missouri locations for each of fiscal year 1992, 1993 and 1994 (the "Missouri Escrow Allocation"). The remaining 510,806 shares of Whitman common stock held in escrow have been allocated to the SBC Granite City, Illinois location and will be released based upon such location's compliance with permitted Cohort Default Rates and other financial requirements (the "Granite City Escrow Allocation").

   With respect to the Missouri Escrow Allocation, if the Cohort Default Rate for SBC Missouri in 1992, 1993 or 1994 is finally determined to be less than 25%, the Missouri Escrow Allocation will be released to the Seller of SBC. If, however, SBC Missouri is decertified by DOE because of excessive Cohort Default Rates in 1992, 1993 and 1994, the Missouri Escrow Allocation and the Granite City Escrow Allocation will be returned to Whitman; provided, however, that notwithstanding the foregoing, the Missouri Escrow Allocation will be released to the Seller upon the first to occur of (a) confirmation from DOE that SBC Missouri will not be decertified as a result of Cohort Default Rates exceeding 25% for the period 1992 through 1994; (b) the receipt of an unqualified opinion from a law firm designated by Seller and Whitman that, notwithstanding that Cohort Default Rates for the period 1992 through 1994 are likely to exceed 25%, SBC Missouri will not be decertified by DOE as a result; or (c) the mutual agreement of the parties to release the Missouri Escrow Allocation.

   With respect to the Granite City Escrow Allocation, if the conditions for the release of the Missouri Escrow Allocation have been satisfied and an audit report indicates that Granite City is in compliance with the 85/15 rule as prescribed by DOE for its fiscal year ending as of June 30, 1995, 98,232 shares of Whitman common stock held in escrow shall be released to the Seller. Additionally, if SBC Granite City (a) demonstrates compliance with the 85/15 rule as of June 30, 1995, (b) has a finally determined Cohort Default Rate for 1993 or 1994 of less than 25% and (c) the conditions for the release of the Missouri Escrow Allocation have been satisfied, the remaining balance of the Granite City Escrow Allocation shall be released to Seller; provided, however, if any one of (a), (b) or (c), is not achieved by the final determination of the 1994 Cohort Default Rate, the balance of the Granite City Escrow Allocation shall be disbursed to Whitman.

   The acquisition of SBC has been accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities of SBC based on their relative fair market value which approximated their net book value. The purchase price and expenses associated with the acquisition exceeded the fair value of SBC's net assets by approximately $2.4 million which has been assigned to goodwill.

   In connection with the acquisition, the Company acquired assets with a fair market value of approximately $6.3 million and assumed liabilities of approximately $4.6 million.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS--(CONTINUED)

   Based on the terms of the escrow agreement, upon the occurrence of certain events, the escrow agent will disburse cash and stock to either the seller or the Company. If and when the cash and stock in escrow are released to the seller, their value will be accounted for as an increase in goodwill.

   The following table summarizes, on an unaudited pro forma basis, the combined results of operation of the Company and its subsidiaries assuming the acquisition of SBC, described above, occurred at the beginning of each year presented:

                                       MARCH 31,
                            ------------------------------
                                 1995            1994
                            --------------  --------------
Net revenues .............    $30,400,125     $27,359,650
Income before taxes .....         584,424       2,280,533
Net income ...............        324,254       1,545,715
Net income per share .....            .03             .16

3. ACCOUNTS RECEIVABLE

   A summary of activity for the allowance for doubtful accounts is as follows:

                                                   YEARS ENDED MARCH 31,
                                        -------------------------------------------
                                             1996            1995          1994
                                        --------------  -------------   -----------
Balance at beginning of year .........    $ 1,011,808     $  150,250     $109,302
Acquisition of SBC ...................             --        943,999           --
Charged to expense ...................      1,835,736        892,983      124,299
Accounts charged-off during the year       (1,532,913)      (975,424)     (83,351)
                                        --------------  -------------   -----------
Balance at end of year ...............    $ 1,314,631     $1,011,808     $150,250
                                        ==============  =============   ===========

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                            MARCH 31,
                                                 ------------------------------
                                                      1996            1995
                                                 --------------  --------------
Equipment .....................................    $ 7,013,501     $ 5,065,932
Leasehold improvements ........................      2,021,854       1,625,684
Furniture and fixtures ........................      1,247,927       1,159,052
Other .........................................        979,068         529,737
                                                 --------------  --------------
                                                    11,262,350       8,380,405
Less accumulated depreciation and
 amortization .................................     (4,245,169)     (3,052,840)
                                                 --------------  --------------
                                                   $ 7,017,181     $ 5,327,565
                                                 ==============  ==============

5. MARKETABLE SECURITIES

   The Company's marketable equity securities, which are considered available-for-sale, have been classified as non-current as it is the Company's intention to hold such security for the foreseeable future.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. MARKETABLE SECURITIES--(CONTINUED)

Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. Marketable securities consist of the following:

Noncurrent portfolio--IVAX Common Stock, 30,000 shares:

                                           MARCH 31,
                                  --------------------------
                                      1996          1995
                                  ------------  ------------
Cost ...........................    $ 952,500     $ 952,500
Gross unrealized loss ..........     (176,250)     (202,500)
                                  ------------  ------------
Estimated fair value ...........    $ 776,250     $ 750,000
                                  ============  ============

   A director and shareholder of the Company is also Chairman and Chief Executive Officer of IVAX Corporation.

6. INCOME TAXES

   The components of the income tax provision (benefit) are as follows:

                                 YEARS ENDED MARCH 31,
                        ----------------------------------------
                             1996          1995         1994
                        -------------  -----------   -----------
Current ..............    $ 346,444      $ 89,716     $130,394
Deferred  ............     (482,917)       32,456       12,140
                        -------------  -----------   -----------
Total ................    $(136,473)     $122,172     $142,534
                        =============  ===========   ===========

   The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:

                                                        YEARS ENDED MARCH 31 ,
                                                   ---------------------------------
                                                      1996        1995        1994
                                                   ----------  ----------   --------
Statutory tax rate ..............................     (34.0)%     (34.0)%     34.0%
State income taxes, net .........................       4.0         4.0        4.0
Permanent differences ...........................      22.7       128.3
Utilization of tax credits and operating losses          --          --       (7.8)
Change in valuation allowance ...................     (54.4)      328.6         .9
Other, net ......................................      (3.1)        4.2       (5.1)
Results of separate MDJB filings ................       7.2        68.9        2.8
                                                   ----------  ----------   --------
Effective tax rate ..............................     (57.6)%     500.0 %     28.8%
                                                   ==========  ==========   ========

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. INCOME TAXES--(CONTINUED)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                    YEARS ENDED MARCH 31,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
Deferred tax assets:
  Allowance for bad debts .....................    $ 171,000     $  24,000
  Other (net) .................................       37,000         8,000
  Unrealized depreciation in equity securities        67,000            --
  Net operating loss carryforwards ............      310,000        85,000
  Tax credit carryforwards ....................       34,000        34,000
                                                 ------------  ------------
  Deferred tax assets .........................      619,000       151,000
  Less valuation allowance ....................           --      (129,000)
                                                 ------------  ------------
Total deferred tax assets .....................      619,000        22,000
                                                 ------------  ------------
Deferred tax liabilities:
  Prepaid expenses ............................      (44,000)      (49,000)
  Depreciation ................................      (47,000)      (47,000)
  Other (net) .................................      (17,000)           --
                                                 ------------  ------------
Total deferred tax liabilities ................     (108,000)      (96,000)
                                                 ------------  ------------
Net deferred tax assets (liabilities)  ........    $ 511,000     $ (74,000)
                                                 ============  ============

   At March 31, 1996 the Company has available net operating loss carryforwards of $814,000, expiring in the years 2010 through 2011. At March 31, 1995, the Company had a valuation allowance of approximately $129,000 for deferred tax assets. The reversal of the March 31, 1995 valuation allowance and the recognition of deferred tax assets related to net operating losses pertaining to the year ended March 31, 1996 resulted in an increase in the deferred tax benefit of approximately $448,000 in the fourth quarter.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. DEBT

   Long-term debt consists of the following:

                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                     1996           1995
                                                                                -------------  -------------
Term note due April 14, 1999, (as amended on February 26, 1996, see Note 10)
with interest at prime less 1/2%, 7.75% and 8.5% at March 31, 1996 and 1995,
respectively .................................................................    $6,000,000     $6,000,000
$2.5 million revolving credit facility expiring October 15, 1997, (as amended on February 26, 1996, see Note 10) with interest at prime less 1/2%, 7.75%
and 8.5% at March 31, 1996 and 1995, respectively ............................     2,500,000      1,623,621
$1.0 million revolving credit facility expiring May 30, 1997, with interest
at prime plus 1%, 9.5% at March 31, 1996 .....................................     1,000,000             --
                                                                                -------------  -------------
                                                                                  $9,500,000     $7,623,621
                                                                                =============  =============

   The Company has a $500,000 unsecured revolving line of credit which expires on August 31, 1996. Under the terms of this facility, the Company may borrow funds at 1.5% above the bank's floating prime rate. The average amount outstanding during 1996 and 1995 was $79,167 and $261,000 at an average interest rate of 10.5% and 10.11%, respectively. The maximum month end borrowing outstanding in 1996 and 1995 was $475,000 and $375,000, respectively. There were no borrowings outstanding under this agreement at March 31, 1996 and 1995.

   The $1.0 million revolving credit facility is secured by cash, accounts receivable, inventory and equipment and is guaranteed by the President of MDJB. The loan agreement requires MDJB to maintain certain minimum financial ratios.

8. CAPITALIZED LEASE OBLIGATIONS

   The Company leases equipment under several lease agreements which are accounted for as capitalized leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

   During 1996 and 1995, the Company entered into leases totaling approximately $1,250,000 and $1,786,000, respectively, in connection with the purchase of equipment and automobiles. The amortization of leased assets of $225,866 is included in depreciation. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:

                                      1996           1995
                                 -------------  -------------
Equipment .....................    $3,844,881     $2,809,317
Furniture and fixtures ........        66,971         59,039
Automobiles ...................        76,667        124,689
Leasehold improvements ........        58,453          5,154
Less accumulated amortization        (733,144)      (507,278)
                                 -------------  -------------
                                   $3,313,828     $2,490,921
                                 =============  =============

Amortization of leased assets is included in depreciation.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. CAPITALIZED LEASE OBLIGATIONS--(CONTINUED)

Future minimum lease payments under capital leases are as follows:

 YEARS ENDED MARCH 31:
- ----------------------
1997 ............................................    $1,156,493
1998 ............................................     1,000,619
1999 ............................................       720,154
2000 ............................................       521,886
2001 ............................................        36,370
                                                   -------------
Total minimum lease payments ....................     3,435,522
Less amount representing interest (8%-12%) ......      (522,437)
Less amount classified as current ...............      (919,050)
                                                   -------------
                                                     $1,994,035
                                                   =============

9. PROPOSED BUSINESS ACQUISITIONS

   The Company incurred professional fees and expenses of $-0-, $155,000 and $77,000 in fiscal 1996, 1995 and 1994, respectively, for proposed business acquisitions, that were not consummated. The fees and expenses incurred were expensed in the period it was determined the proposed acquisition would not be consummated.

10. STOCK OPTION PLANS AND WARRANTS

   The Company has adopted stock option plans under which employees, directors and consultants of the Company may be issued options covering up to 3,424,000 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant. A summary of stock option activity related to the Company's stock option plans is as follows:

                                     AVERAGE      NUMBER
                                      PRICE      OF SHARES
                                   ----------  ------------
Outstanding March 31, 1993 ......     $2.11      1,145,400
Granted .........................      5.42        175,000
Exercised .......................      1.28       (203,400)
Cancelled .......................      1.50         (7,000)
                                               ------------
Outstanding March 31, 1994 ......      2.78      1,110,000
Granted .........................      2.34        754,100
Exercised .......................      2.37        (40,000)
Cancelled .......................      2.46        (67,500)
                                               ------------
Outstanding March 31, 1995 ......      2.62      1,756,600
Granted .........................      3.46        600,000
Exercised .......................      1.95       (218,382)
Cancelled .......................      2.24        (54,818)
                                               ------------
Outstanding March 31, 1996 .....       2.94      2,083,400
                                               ============
Exercisable March 31, 1996 .....       2.90      1,162,668
                                               ============

   In connection with a 1993 private placement, a stock purchase warrant was issued to a company beneficially owned by a stockholder of the Company to purchase 150,000 shares of the Company's

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. STOCK OPTION PLANS AND WARRANTS--(CONTINUED)

common stock at an exercise price of $2.00 a share. In fiscal 1994, this stock purchase warrant, plus warrants for 320,960 shares held by another company beneficially owned by this stockholder, were acquired by a partnership beneficially owned by the Chairman of the Board.

   In connection with the term loan and revolving credit facility, a company beneficially owned by the Chairman of the Board provided a guarantee of the debt in exchange for warrants to purchase 1,150,000 shares of common stock at $3.125 per share, the fair value of the common stock at the date of issuance. Deferred interest expense of $280,500 was recorded at March 31, 1995, representing the estimated value of the warrants, including the impact of the discounted exercise price as described below, which is being recognized as interest expense over the loan guarantee period of 16 months. At March 31, 1996, approximately $9,000 of such costs remains unamortized in deferred costs.

   At the Company's request, the stock purchase warrants to purchase 150,000 shares issued in 1993 and 320,960 shares issued in 1994, and the warrants to purchase 300,000 shares (included in 1,150,000 mentioned above) were exercised during fiscal 1995 at agreed upon discounted prices. The stock purchase warrant to purchase 150,000 shares, with an original exercise price of $2.00 per share and an expiration date of April 1997, was exercised at a discounted price of $1.56 per share. The stock purchase warrant to purchase 320,960 shares, with an original exercise price of $0.78 per share and an expiration date of July 1999, was exercised at a discounted price of $0.47 per share. The warrants to purchase 300,000 shares, with an original exercise price of $3.13 per share and an expiration date of January 2000, were exercised at a discounted price of $1.755 per share.

   In connection with an extension of the expiration date on the term loan and revolving credit facility, on February 26, 1996, a company beneficially owned by the Chairman of the Board provided a guarantee of the debt in exchange for warrants to purchase 1,300,000 shares of common stock at $4.25 per share, the fair value of the common stock at the date of issuance. Deferred interest expense of $300,000 has been recorded at March 31, 1996 representing the estimated value of the warrants, which will be recognized as interest expense over the loan period and allocated between the related amount outstanding during the period of the guarantee (maximum $6 million outstanding for 36 months and $2.5 million outstanding for 18 months).

   Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 3,660,600 shares.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. LEASE COMMITMENTS

   The Company leases classroom and office space under operating leases in various buildings where the schools are located. Future minimum annual rental commitments under noncancellable operating leases are as follows:

YEARS ENDED MARCH 31,
- ----------------------
1997 .............................   $ 2,885,371
1998 .............................     2,784,728
1999 .............................     2,712,839
2000 .............................     2,523,296
2001 .............................     1,857,225
Thereafter .......................     4,948,841
                                    -------------
Total minimum lease payments .....   $17,712,300
                                    =============

   Rent expense during fiscal 1996, 1995 and 1994 was $3,017,036, $1,604,891 and $1,172,816, respectively.

12. RELATED PARTY TRANSACTIONS

   The Company paid rent to a partnership in which an officer and director of the Company and an outside consultant and former director of the Company maintain an interest. These rents totaled $47,000, $61,000 and $70,800 during the fiscal years ended March 31, 1994, 1995 and 1996, respectively.

   The Company paid rent to a partnership containing one general partner who is a consultant and former director of the Company. These rents totaled $39,000, $35,000 and $0 during the fiscal years ended March 31, 1994, 1995 and 1996, respectively.

   The Company paid for accounting services provided by an outside accounting corporation owned partially by a consultant and former director of the Company. These services totaled $53,000, $48,000 and $40,000 during the fiscal years ended March 31, 1994, 1995 and 1996, respectively.

   During the fiscal years ended March 31, 1996 and 1995, the Company purchased $202,600 and $290,000 in medical supplies and equipment from a medical supply distributor owned by the wife of a former officer and director of the Company. No such purchases were made during the fiscal year ended March 31, 1994.

   The Seller of SBC is the beneficial owner of three buildings occupied by SBC under lease agreements. In fiscal 1996, the Company's SBC subsidiary paid the Seller rent totaling $429,000.

   In April 1995, the Company entered into an agreement with another company 40% owned by the Company's president. In addition to paying a fee for services, the Company agreed to purchase textbooks and materials totaling $160,000 over a two-year period. These textbooks and materials will be resold to the Company's students. In fiscal 1996, the Company purchased $66,600 in textbooks from that entity.

   In 1996, the Company moved its headquarters to Miami, Florida. The Company occupies office space in a building owned by the IVAX Corporation. A director and shareholder of the Company is also Chairman and Chief Executive officer of IVAX Corporation. The Company is in the midst of lease negotiations.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. COMMITMENTS AND CONTINGENCIES

   In fiscal 1995 the Company entered into financing agreements to acquire capital equipment totaling $2,190,000. The capital equipment, primarily ultra sound scanners, are being used in the new career programs being offered. In fiscal 1995, $1,488,000 of capital equipment was financed under the agreements.

   The Colleges operated by the Company participate in various student financial aid programs. These programs are subject to respective periodic review by the United States Department of Education. Disbursements under each program are subject to disallowance and repayment by the Schools. In fiscal 1995, the DOE conducted a program review on SBC's Title IV activity for the award years 1992 through 1994. To date, no report has been issued in that program review. Accordingly, no determination as to whether a liability exists or the amount of liability, should one exist, can be made, and therefore, no contingency is reflected. UDS and Colorado Tech have no known liabilities under program reviews related to their Title IV programs. Should the schools be limited, suspended or terminated from participation in Title IV programs, from which UDS, Colorado Tech and SBC receive 66%, 32% and 76% of their funding, respectively, it would have a material negative impact on the results of operations, liquidity and net worth of the Company.

   An action has been commenced against the Company's wholly owned subsidiary, Ultrasound Technical Services, Inc. (UTS), operator of the Ultrasound Diagnostic School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida. The amended complaint filed on behalf of 34 current or former students of the School's Jacksonville and Tampa facilities alleges that at the time each of the plaintiffs registered, UTS falsely represented that almost all of its graduates were placed in positions of employment in the field of ultrasound diagnostics and that its students were eligible upon graduation to take the examination for the American Registry of Diagnostic Medical Sonographers or that being registered was not a factor in obtaining employment in the field of Ultrasound Diagnostics. The amended complaint further alleges that the plaintiffs were induced by these alleged false representations to pay a total of over $300,000 in tuition and fees to UTS. The amended complaint seeks an unspecified amount of damages. UTS has not interposed its answer in the action. UTS intends to deny making the alleged representations and believes that it has meritorious defenses to the action. Management cannot at this stage in the proceedings assess whether UTS will have any liability in this action and if so, whether such liability will have a material adverse effect on the Company.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expense approximate fair value because of their short duration. The carrying amounts of notes payable approximate fair value because the interest rate is tied to a quoted variable index.

15. SUBSEQUENT EVENT

   On April 19, 1996, the Board of Directors authorized a two-for-one stock split to be distributed on or about May 13, 1996 to shareholders of record on April 29, 1996. In addition, authorized shares were increased from 50,000,000 to 100,000,000. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.