Form 10-Q
period 1996-06-30
WHITMAN EDUCATION GROUP INC
filed 1996-08-14
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

                  New Jersey                            22-2246554

       -------------------------------             -------------------
       (State of other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

     4400 Biscayne Boulevard, 6th Floor, Miami, Florida         33137

     -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (305) 575-6534

                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         AS OF AUGUST 9, 1996, THERE WERE 11,893,108 SHARES OF COMMON STOCK OUTSTANDING.

                         WHITMAN EDUCATION GROUP, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   3
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  10

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  14


                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                       WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,               MARCH 31,
                                                                                  1996                   1996
                                                                               -----------           -----------
                                                                               (UNAUDITED)


ASSETS
Current assets:
     Cash and cash equivalents................................................   $     68,760       $   2,762,141
     Restricted cash..........................................................        342,446             363,314
     Accounts receivable, net ................................................     14,461,616          15,619,237
     Inventories..............................................................        802,913             795,350
     Deferred income tax asset................................................        591,307             515,041
     Other current assets.....................................................        838,304             805,137
                                                                                ---------------     --------------
Total current assets..........................................................     17,105,346          20,860,220
                                                                                ---------------     --------------
Property and equipment, net ..................................................      7,175,854           7,017,181
Marketable securities - related party.........................................        472,500             776,250
Deferred costs, net ..........................................................        441,481             553,929
Deposits and other assets, net ...............................................      1,019,208           1,025,633
Goodwill, net.................................................................      2,511,875           2,529,693
Restricted cash - escrow......................................................      2,596,048           2,563,999
                                                                                ---------------     --------------
                                                                                 $ 31,322,312        $ 35,326,905
                                                                                ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.........................................................  $   1,553,872       $   1,549,494
     Accrued expenses.........................................................      1,648,289           1,537,216
     Income taxes payable.....................................................        132,377             348,851
     Current portion of capitalized lease obligations.........................        912,046             919,050
     Deferred tuition revenue.................................................      9,940,202          11,705,521
                                                                                ---------------     --------------
Total current liabilities.....................................................     14,186,786          16,060,132
                                                                                ---------------     --------------
Deferred income tax liability.................................................          4,636               3,640
Other liability...............................................................        344,746             383,813
Capitalized lease obligations.................................................      1,750,228           1,994,035
Long-term debt................................................................      7,312,912           9,500,000
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized 100,000,000 shares, issued and outstanding, excluding shares held in escrow, 10,570,636
      shares at June 30, 1996 and 10,311,782 shares at March 31, 1996.........      8,316,125           7,590,793
     Additional paid-in capital...............................................        616,500             616,500
     Retained earnings         ...............................................        300,252              62,040
     Treasury stock, 279,694 shares at June 30, 1996 and 232,714 at
        March 31, 1996 .......................................................     (1,212,273)           (774,773)
     Net unrealized loss on noncurrent marketable securities..................       (297,600)           (109,275)
                                                                                ---------------     --------------
Total stockholders' equity....................................................      7,723,004           7,385,285
                                                                                ---------------     --------------
                                                                                  $31,322,312         $35,326,905
                                                                                ===============     ==============


                             See accompanying notes.


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED

                                                                                        JUNE 30,

                                                                           1996                      1995
                                                                          ------                    ------
REVENUES
Tuition..........................................................       $10,512,089            $ 7,728,405
Other educational materials......................................           750,181                679,946
Other............................................................           184,226                144,257
                                                                        -----------            -----------
Total revenues...................................................        11,446,496              8,552,608
                                                                        -----------            -----------
COSTS AND EXPENSES

Cost of educational services.....................................         6,190,891              4,964,729
Student services and administrative expense......................         4,519,509              3,196,157
Bad debt expense.................................................           343,446                625,857
                                                                        -----------            -----------
Total costs and expenses.........................................        11,053,846              8,786,743
                                                                        -----------            -----------
Income (loss) from operations....................................           392,650               (234,135)

Interest income..................................................            28,192                 12,999
Interest expense.................................................          (250,346)              (315,535)
                                                                        -----------            -----------
Income (loss) before income tax provision........................           170,496               (536,671)
Income tax provision.............................................            94,479                109,705
                                                                        -----------            -----------
Net income (loss)................................................       $    76,017            $  (646,376)
                                                                        ===========            ===========
Net income (loss) per share of common stock......................       $       .01            $      (.06)
                                                                        ===========            ===========
Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow for 1995...........................        13,726,469             10,209,366
                                                                        ===========            ===========


                             See accompanying notes.


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                          Net
                                                                                                      Unrealized
                                                                                                        Loss on
                                      Common                 Additional                               Noncurrent
                                      Shares      Common       Paid-In     Retained     Treasury      Marketable
                                    Outstanding    Stock       Capital     Earnings       Stock       Securities       Total
                                    -----------   ------     ----------    --------     ---------     ----------       -----


Balance at April 1, 1996              10,311,782   $7,590,793  $616,500    $62,040      ($774,773)   ($109,275)    $7,385,285

Shares issued for exercise
  of options                             305,834      725,332        --        --             --           --         725,332

Shares repurchased in connection
  with exercise of options               (46,980)          --        --        --        (437,500)         --        (437,500)

Net unrealized loss on non-
  current marketable
  securities                                  --           --        --         --            --      (188,325)      (188,325)

Net income of MDJB for
  the three months ended
  March 31, 1996                              --           --        --    162,195            --           --         162,195

Net income for the three months
  ended June 30, 1996                         --           --        --     76,017            --           --          76,017
                                       ---------   ----------  --------   --------   ------------    ----------     ---------

Balance at June 30, 1996              10,570,636   $8,316,125  $616,500   $300,252   $(1,212,273)    $(297,600)    $7,723,004
                                      ==========   ==========  ========   ========   ============    ===========   ==========

                            See accompanying notes.


                                  WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            JUNE 30,

                                                                                      1996                1995
                                                                                 -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................         $   76,017            $ (646,376)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation and amortization.....................................            631,664               373,433
     Bad debt expense..................................................            343,446               625,858
     Deferred tax provision............................................             39,159                 ---
     Changes in operating assets and liabilities:
        Accounts receivable............................................            926,102            (1,648,915)
        Inventories....................................................            (10,883)             (168,773)
        Other current assets...........................................            (79,855)               97,817
        Deferred costs.................................................              ---                  (4,878)
        Deposits and other assets......................................           (123,617)              (71,105)
        Accounts payable...............................................             77,240              (245,110)
        Accrued expenses...............................................             28,707                69,912
        Income taxes payable...........................................             37,913               (11,999)
        Deferred tuition revenue.......................................         (1,794,922)            1,696,578
                                                                                --------------       ------------
Net cash provided by operating activities..............................            150,971                66,442
                                                                                --------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment ...................................           (651,850)             (332,799)
Interest payments into escrow for acquisition of
  Sanford-Brown College................................................            (32,049)                ---
                                                                                --------------       ------------
Net cash used in investing activities..................................           (683,899)             (332,799)
                                                                                --------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term
  borrowings...........................................................          5,642,467             2,225,000
Principal payments on revolving line of credit,
  long-term borrowings and other liability.............................         (7,829,555)           (2,785,000)
Principal payments on capitalized lease obligations....................           (245,775)              (69,395)
Proceeds from exercise of options..................................                287,833                 ---
Repurchase of common stock.............................................              ---                (281,105)
                                                                                ---------------      ------------
Net cash used in financing activities..................................       $ (2,145,030)         $   (910,500)
                                                                                ---------------      ------------



                                         Continued on the following page.


                                  WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                  (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                          JUNE 30,

                                                                             1996                        1995
                                                                         --------------              ------------

Decrease in cash and cash equivalents                                     $(2,677,958)              $(1,176,857)

Cash and cash equivalents at beginning of year                              2,762,141                 1,787,281

Net MDJB activity for the three months
    ended March 31, 1996                                                      (15,423)                       --
                                                                         ---------------             -----------



Cash and cash equivalents at end of period                               $     68,760               $   610,424
                                                                         ===============          ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Equipment acquired under capital leases                                  $     25,494               $   936,201
                                                                         ===============          ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                            $    164,436               $   241,501
                                                                       =================          ==============
Income taxes paid                                                        $    233,057               $   123,389
                                                                       =================          ==============

                             See accompanying notes.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's Form 10-K for the fiscal year ended March 31, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated.

Certain June 30, 1995 balances have been reclassified to conform to the current year's presentation.

Pursuant to the Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for issuance of stock options and other equity instruments under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

New and continuing enrollment at the Company's post-secondary institutions is typically strongest during the fall and winter terms, i.e., October through December and January through March, respectively. Consequently, revenues would normally be strongest during the Company's third and fourth quarters. The Company has significant fixed costs and incurs its sales marketing costs in advance of its enrollment. Consequently, the Company would expect earnings to be weakest during the spring and summer terms, i.e., its first and second quarters, with the greatest effect in the second quarter.

2.   MERGER WITH M.D.J.B., INC.

On March 29, 1996, the Company completed the merger with M.D.J.B., Inc. ("MDJB") which was accounted for using the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of MDJB for all periods prior to the merger.

The Company reports its financial results on a fiscal year basis ending March 31, whereas MDJB had reported its financial results on a calendar year basis. The consolidated financial statements for the three months ended June 30, 1996 have been adjusted to conform MDJB's year end with that of the Company. The effect arising from the exclusion of net income of MDJB of $162,195 for their three month period ended March 31, 1996 in the accompanying consolidated statements of operations and cash flows for the three month period ended June 30, 1996, is presented in the accompanying condensed consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of MDJB. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of MDJB. Accordingly, the consolidated financial statements for the periods ending on or prior to March 31, 1996 include the operating results of the Company on a March 31 fiscal year basis and of MDJB on a calendar year basis. If the condensed consolidated financial statements for the three months ended June 30, 1995 had been adjusted to conform MDJB's year end with that of the Company, the net effect would have resulted in a reduction of net income of approximately $70,000.

3.   LONG-TERM DEBT

In August 1996, the bank line of credit of $1.0 million expiring in May 1997 was increased to $1.3 million and the expiration date was extended to May 1998.

4.   CONTINGENCIES

An action has been commenced against the Company's wholly-owned subsidiary, Ultrasound Technical Services, Inc. ("UTS"), operator of the Ultrasound Diagnostic School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida. The amended complaint filed on behalf of 34 current or former students of the School's Jacksonville and Tampa facilities alleges that at the time each of the plaintiffs registered, UTS falsely represented that almost all of its graduates were placed in positions of employment in the field of ultrasound diagnostics and that its students were eligible upon graduation to take the examination for the American Registry of Diagnostic Medical Sonographers or that being registered was not a factor in obtaining employment in the ultrasound field. The amended complaint further alleges that the plaintiffs were induced by these alleged false representations to pay a total of over $300,000 in tuition and fees to UTS. The amended complaint seeks an unspecified amount of damages. UTS has not interposed its answer in the action. UTS intends to deny making the alleged representations and believes that it has meritorious defenses to the action. Management cannot at this stage in the proceedings assess whether UTS will have any liability in this action and if so, whether such liability will have a material adverse effect on the Company.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended March 31,1996 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

MDJB is presented on a calendar year basis for the three months ended June 30, 1995. The explanations and fluctuations that follow approximate the results of operations had the MDJB activity been combined to conform to the Company's fiscal year.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

The following table sets forth the Company's revenues by subsidiary for the three months ended June 30, 1996 and June 30, 1995 (in thousands):

                                                                 Three Months Ended June 30,

                                      --------------------------------------------------------------------------
                                                           1996                                  1995
                                      ---------------------------------------------------------------------------
                                       Tuition       Other                     Tuition        Other
                                      Revenues      Revenues      Total       Revenues       Revenues      Total
                                      ---------- ------------ ----------- --------------- ------------ ----------
                  UDS                 $ 4,654          $177      $ 4,831        $2,115         $  90      $2,205
                  SBC                   3,663           341        4,004         3,640           337       3,977
                  MDJB                  2,195           416        2,611         1,973           398       2,371
                                      ----------     --------    --------     ---------      ---------   --------
                                      $10,512          $934      $11,446        $7,728          $825      $8,553
                                      ==========   ==========  ==========    ===========    ==========   =========

Tuition revenues increased by $2.8 million or 36.0% to $10.5 million for the three months ended June 30, 1996 from $7.7 million for the three months ended June 30, 1995. The increase was primarily due to an increase in student enrollments in the Cardiovascular Technology ("CVT") and Medical Assisting ("MA") programs at Ultrasound Diagnostic School ("UDS") and an increase in revenues at M.D.J.B., Inc. ("MDJB") due to an increase in revenues of $110,000 from the Doctorate programs and an increase in revenues from new products offered in the Masters and undergraduate programs. The increase in student enrollments in the CVT and MA programs in the first three months ended June 30, 1996 as compared to the first three months ended June 30, 1995 generated an increase in revenues from such programs of approximately $689,000 and $1.7 million, respectively.

Other revenues increased by $109,000 or 13.2% to $934,000 for the three months ended June 30, 1996 from $825,000 for the three months ended June 30, 1995 primarily due to an increase in sales of books and uniforms for Ultrasound Diagnostic School as a result of the increased student enrollments.

The following table sets forth the Company's expenses by subsidiary for the three months ended June 30, 1996 and June 30, 1995 (in thousands):

                                           EDUCATIONAL         STUDENT SERVICES                           INTEREST
                                              SERVICES        AND ADMINISTRATIVE       BAD DEBT          EXPENSE, NET

                                           -------------     --------------------     -------------    ----------------

THREE MONTHS ENDED JUNE 30, 1996

         UDS                                   $2,155              $ 2,503                  $135          $ 32
         SBC                                    2,382                1,098                   186           148
         MDJB                                   1,654                  545                    23            14
         Corporate                                 --                  373                    --            28
                                               ------              -------                  ----          ----
                                               $6,191              $ 4,519                  $344          $222
                                               ======              =======                  ====          ====
THREE MONTHS ENDED JUNE 30, 1995

         UDS                                   $1,481              $ 1,286                  $121          $119
         SBC                                    1,968                1,160                   486           176
         MDJB                                   1,516                  512                    19            14
         Corporate                                 --                  238                    --            (6)
                                               ------              -------                  ----          ----
                                               $4,965              $ 3,196                  $626          $303
                                               ======              =======                  ====          ====

Cost of educational services increased by $1.2 million or 24.7% to $6.2 million for the three months ended June 30, 1996 from $5.0 million for the three months ended June 30, 1995. The increase was primarily due to an increase in costs incurred by Ultrasound Diagnostic School for faculty and administrative salaries of $578,000 and an increase in occupancy costs of $132,000. Such an increase was primarily due to the costs incurred to support the increase in student enrollments in the CVT and MA programs. The increase of $414,000 for Sanford-Brown was primarily due to an increase in scholarships, salaries and depreciation.

Student services and administrative expenses increased by $1.3 million or 41.4% to $4.5 million for the three months ended June 30, 1996 from $3.2 million for the three months ended June 30, 1995. The increase of $1.2 million in Ultrasound Diagnostic School expenses was primarily due to the additional administrative support for the increase in student enrollments in the CVT and MA programs and consisted of increases in general and administrative salaries, taxes and benefits of $473,000, travel expenses of $139,000, and other administrative expenses. Corporate expenses increased by $135,000 due to an increase in executive salaries and professional fees.

The following table reflects the activity in the allowance for doubtful accounts and bad debt expense for the three months ended June 30, 1996 (in thousands):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                        UDS      SBC      MDJB   Total
                                       -----    -----     ----   ------
         Beginning balance             $645     $657      $33    $1,335
         Bad debt expense               135      186       23       344
         Amounts charged off, net
                  of recoveries         (53)      (9)      (9)      (71)
                                       ----     ----      ---    ------
         Ending balance                $727     $834      $47    $1,608
                                       ====     ====      ===    ======


Bad debt expense decreased by $282,000 for the first three months ended June 30, 1996 primarily due to a decrease in bad debt expense for Sanford-Brown of $299,000. The decrease for Sanford-Brown was primarily due to an increase in bad debt expense incurred in the three months ended June 30, 1995 in connection with student balances that were not funded under Title IV programs as a result of the length of time that elapsed before Title IV eligibility was reinstated in connection with the acquisition of Sanford-Brown and its related change in ownership process.

Net interest expense decreased by $81,000 or 26.7% for the three months ended June 30, 1996 to $222,000 from $303,000 for the three months ended June 30, 1995. The decrease was due to lower interest rates and a reduction in the amortization of deferred interest expense.

The Company reported net income of $76,000 and a net loss of $646,000 for the three months ended June 30, 1996 and 1995, respectively. The increase in earnings for the first three months of fiscal 1997 was primarily due to an increase of $808,000 in the earnings of Ultrasound Diagnostic School from a net loss of $802,000 to net income of $6,000 as a result of the increase in student enrollments in the CVT and MA programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1996 and March 31, 1996 were $69,000 and $2.8 million, respectively. The Company's working capital totalled $2.9 million at June 30, 1996 and $4.8 million at March 31, 1996. In accordance with Department of Education regulations, the Company maintained $342,000 and $363,000 in restricted cash at June 30, 1996 and March 31, 1996, respectively, for funds to be available for student refunds.

The Company generated $151,000 in cash from operating activities for the three months ended June 30, 1996 compared to $66,000 for the three months ended June 30, 1995.

Net cash of $684,000 and $333,000 was used for investing activities in the three months ended June 30, 1996 and 1995, respectively. The increase of $351,000 was primarily due to an increase of $449,000 in cash utilized for capital expenditures by SBC in the first quarter of fiscal 1997 for the purchase of computers and related items.

Net cash of $2.1 million was used in financing activities in the first quarter of fiscal 1997, an increase of $1.2 million from the first quarter of fiscal 1996. The increase was primarily due to the additional net payments made on the long-term debt and capitalized lease obligations.

The Company has bank lines of credit of $500,000 and $1,000,000 expiring on August 31, 1996 and May 1997, respectively, and a working capital facility expiring in October 1997 in the amount of $2,500,000. In August 1996 the bank line of credit of $1.0 million was increased to $1.3 million and the expiration date was extended to May 1998. At June 30, 1996, the Company had $163,000 outstanding and $1,329,500 available under its lines of credit and $1.1 million outstanding and $1.4 million available under its working capital facility. Borrowings under these facilities decreased by $2.2 million from the amounts outstanding at March 31, 1996. The amounts borrowed under the working capital facility in the first quarter of fiscal 1997 were primarily used for capital expenditures. The Company believes that with its working capital, its cash flow from operations and its lines of credit and working capital facility it will have sufficient resources to cover its ongoing operational requirements.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         a.       EXHIBITS:
                  ---------

                  10.1     Credit Agreement dated April 11, 1996 by
                           Whitman Education Group, Inc., Phillip Frost, M.D., and Barnett Bank of South Florida, N.A.

                  10.2 Term Note dated April 11, 1996 by Whitman Education Group, Inc. in favor of Barnett Bank of South Florida, N.A.

                  10.3 Revolver Note dated April 11, 1996 by Whitman Education Group, Inc. in favor of Barnett Bank of South Florida, N.A.

                  11       Computation of Net Income (Loss) Per Share of Common
                           Stock

                  27       Financial Data Schedule

         b.       REPORTS ON FORM 8-K:
                  --------------------

                  Whitman filed a report on Form 8-K dated April 11, 1996, reporting the completion of the merger with and into the Company of M.D.J.B., Inc, which operates Colorado Technical University. The Form 8-K was amended by Form 8-K/A on May 13, 1996. The Financial Statements filed with the Form 8-K/A include, with respect to M.D.J.B., Inc., the following financial statements and pro forma financial information:

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

                  PRO FORMA FINANCIAL INFORMATION:
                  Introduction to Unaudited Pro Forma Condensed Combined Financial Information Unaudited Pro Forma Condensed Combined Balance Sheet Unaudited Pro Forma Condensed Combined Statement of Operations for Registrant
                    and M.D.J.B. for the nine month periods ended December 31, 1995 and September 30, 1995, respectively

                  Unaudited Pro Forma Condensed Combined Statement of operations for the Registrant, Sanford Brown College, Inc. and M.D.J.B. for the year ended March 31, 1995, the period from April 1, 1994 through December 20, 1994 and for the year ended December 31, 1994, respectively
                  Unaudited Pro Forma Condensed Combined Statement of Operations
                    for the Registrant and M.D.J.B. for the years ended March 31, 1994 and December 31, 193, respectively
                  Unaudited Pro Forma Condensed Combined Statement of Operations
                    for the Registrant and M.D.J.B. for the years ended March 31, 1993 and December 31, 1992, respectively
                  Notes to Unaudited Pro Forma Condensed Combined Financial Information

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Whitman Education Group, Inc.
                             ------------------------------------------
                                               (Registrant)

Date:  August 14, 1996       /s/  Randy S. Proto
                             ------------------------------------------
                             Randy S. Proto, President

Date:  August 14, 1996       /s/  Fernando L. Fernandez
                             ------------------------------------------
                                  Fernando L. Fernandez, Chief Financial Officer