Form 10-Q
period 1996-09-30
WHITMAN EDUCATION GROUP INC
filed 1996-11-14
CIK 352183

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                        Commission File Number 1-13722

                         WHITMAN EDUCATION GROUP, INC.

                NEW JERSEY                                 22-2246554
     -------------------------------                    -------------------
     (State of other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     4400 BISCAYNE BOULEVARD, 6TH FLOOR, MIAMI, FLORIDA         33137
     ----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


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

      AS OF OCTOBER 25, 1996, THERE WERE 12,896,676 SHARES OF COMMON STOCK OUTSTANDING.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


                                                                  PAGE
                                                                  ----


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements...................................    3
Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................   11



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................   17
Item 5.   Other Information......................................   17
Item 6.   Exhibits and Reports on Form 8-K.......................   17



                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,        MARCH 31,
                                                                                           1996               1996
                                                                                       -------------    --------------
                                                                                        (UNAUDITED)

ASSETS
Current assets:
   Cash and cash equivalents ........................................................  $     228,809    $  2,762,141
   Restricted cash ..................................................................        343,158         363,314
   Accounts receivable, less allowance for doubtful accounts of $2,318,000
     at September 30, 1996 and $1,315,000 at March 31, 1996                               18,069,447      15,619,237
   Inventories ......................................................................        868,521         795,350
   Deferred income tax asset ........................................................        853,267         515,041
   Other current assets .............................................................      1,772,760         805,137
                                                                                       -------------    --------------
Total current assets ................................................................     22,135,962      20,860,220
                                                                                       -------------    --------------
Property and equipment, net .........................................................      8,118,283       7,017,181
Marketable securities - related party ...............................................        487,500         776,250
Deferred costs, net .................................................................        132,793         553,929
Deposits and other assets, net ......................................................      1,092,777       1,025,633
Goodwill, net .......................................................................      2,560,475       2,529,693
Restricted cash - escrow ............................................................      6,388,860       2,563,999
                                                                                       -------------    --------------
                                                                                       $  40,916,650    $ 35,326,905
                                                                                       =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable .................................................................  $   2,822,155    $  1,549,494
   Accrued expenses .................................................................      2,022,338       1,537,216
   Income taxes payable .............................................................         57,265         348,851
   Current portion of capitalized lease obligations .................................        927,846         919,050
   Current portion of long-term debt ................................................        242,333            --
   Deferred tuition revenue .........................................................     11,995,134      11,705,521
                                                                                       -------------    --------------
Total current liabilities ...........................................................     18,067,071      16,060,132
                                                                                       -------------    --------------
Other liabilities ...................................................................        349,382         387,453
Capitalized lease obligations .......................................................      1,564,220       1,994,035
Long-term debt ......................................................................      9,583,903       9,500,000
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000 shares, issued and outstanding, excluding shares held in escrow, 11,135,070 shares at September 30, 1996 and 10,311,782 shares at
     March 31, 1996 .................................................................     12,161,926       7,590,793
   Additional paid-in capital .......................................................        671,536         616,500
   Retained earnings (deficit) ......................................................       (183,815)         62,040
   Treasury stock, 239,694 shares at September 30, 1996 and
   232,714 at  March 31, 1996 .......................................................     (1,009,273)       (774,773)
   Net unrealized loss on noncurrent marketable securities ..........................       (288,300)       (109,275)
                                                                                       -------------    --------------
Total stockholders' equity ..........................................................     11,352,074       7,385,285
                                                                                       -------------    --------------
                                                                                       $  40,916,650    $ 35,326,905
                                                                                       =============    ==============


                             See accompanying notes.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,

                                                    1996              1995
                                               -------------   ------------
REVENUES

Tuition......................................   $10,023,845     $8,496,859
Other educational materials..................       975,108        753,414
Other........................................        90,738        203,724
                                               -------------   -----------

Total revenues...............................    11,089,691      9,453,997
                                               -------------   -----------

COSTS AND EXPENSES
Cost of educational services.................     7,358,972      5,884,131
Student services and administrative expense..     3,545,688      3,023,299
Bad debt expense.............................       704,323        552,353
                                                ------------   -----------

Total costs and expenses.....................    11,608,983      9,459,783
                                                ------------   -----------

Loss from operations.........................      (519,292)        (5,786)

Interest income..............................        24,320          7,310
Interest expense.............................      (261,311)      (298,691)
                                                ------------   ------------

Loss before income tax (benefit) provision...      (756,283)      (297,167)
Income tax (benefit) provision...............      (272,216)       141,121
                                                 -----------   -----------

Net loss.....................................    $ (484,067)     $(438,288)
                                                 ===========   ============

Net loss per share of common stock...........    $     (.04)   $     (.04)
                                                 ============  ============

Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow...............     10,828,356     10,209,366
                                                 ===========   ============



                             See accompanying notes.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    1996           1995
                                                ------------   -----------
REVENUES

Tuition......................................   $20,471,791    $16,225,264
Other educational materials..................     1,725,289      1,433,360
Other........................................       274,963        347,981
                                                ------------   -----------

Total revenues...............................    22,472,043     18,006,605
                                                ------------   -----------

COSTS AND EXPENSES
Cost of educational services.................    14,362,745     11,216,473
Student services and administrative expense..     7,187,386      5,871,592
Bad debt expense.............................     1,047,769      1,158,711
                                                ------------   -----------

Total costs and expenses.....................    22,597,900     18,246,776
                                                ------------   -----------

Loss from operations.........................      (125,857)      (240,171)

Interest income..............................        53,686         20,559
Interest expense.............................      (513,616)      (614,226)
                                                ------------   ------------

Loss before income tax (benefit) provision...      (585,787)      (833,838)
Income tax (benefit) provision...............      (177,737)       250,826
                                                ------------   -----------

Net loss.....................................   $  (408,050)   $(1,084,664)
                                                ============   ============

Net loss per share of common stock...........   $      (.04)   $      (.11)
                                                ============   ============

Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow...............     10,629,432     10,209,366
                                                ============   ===========


                             See accompanying notes.



                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         NET
                                                                                                         UNREALIZED
                                                                                                         LOSS ON
                                        COMMON                   ADDITIONAL    RETAINED                  NONCURRENT
                                        SHARES         COMMON       PAID-IN    EARNINGS      TREASURY    MARKETABLE
                                     OUTSTANDING       STOCK        CAPITAL    (DEFICIT)       STOCK     SECURITIES       TOTAL
                                     -----------    ----------   ----------   ---------     ----------   -----------   ----------

Balance at April 1, 1996 .........   10,311,782     $7,590,793   $  616,500     62,040       ($774,773)  ($109,275)    $7,385,285

Shares issued for exercise
  of options .....................      330,268        821,133         --            --           --          --          821,133

Value of stock options issued
  for services rendered ..........         --             --         55,036          --           --          --           55,036

Shares issued, previously escrowed
  in connection with purchase
  of SBC .........................      500,000      3,750,000         --            --           --          --        3,750,000

Shares repurchased in connection
  with exercise of options .......      (46,980)          --           --            --       (437,500)       --         (437,500)

Shares issued in connection with
  purchase of DFAS ...............       40,000           --           --            --        203,000        --          203,000

Net unrealized loss on non-
  current marketable
  securities .....................         --             --           --            --           --      (179,025)      (179,025)

Net income of Colorado Tech
  for the three months ended
  March 31, 1996 .................         --             --           --      162,195            --          --          162,195

Net loss for the six months
  ended September 30, 1996 .......         --             --           --     (408,050)           --          --         (408,050)
                                     -----------    ----------   ----------   ---------     ----------   -----------   -----------

Balance at September 30, 1996 ....   11,135,070    $12,161,926   $  671,536  $(183,815)    $(1,009,273)   $(288,300)  $11,352,074
                                     ===========   ===========   ==========  ==========    ============   ==========  ============



                             See accompanying notes.



                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   1996              1995
                                                                             ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................        $   (408,050)      $ (1,084,664)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
   Depreciation and amortization ....................................           1,284,634            755,139
   Bad debt expense .................................................           1,047,769          1,158,711
   Deferred tax benefit .............................................            (228,501)              --
   Loss on sale of equipment ........................................                --               26,425
   Changes in operating assets and liabilities:
      Restricted cash ...............................................                (712)           (81,276)
      Accounts receivable ...........................................          (3,484,047)          (224,860)
      Inventories ...................................................             (76,491)          (317,833)
      Other current assets ..........................................            (803,277)           217,886
      Deferred costs ................................................              (6,055)            (4,878)
      Deposits and other assets .....................................             (21,709)          (197,610)
      Accounts payable ..............................................           1,255,960           (515,002)
      Accrued expenses ..............................................             486,540            114,057
      Income taxes payable ..........................................            (189,491)           101,926
      Deferred tuition revenue ......................................             260,010            603,222
                                                                             ------------        -----------
Net cash (used in) provided by operating activities .................            (883,420)           551,243
                                                                             ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment .................................          (1,748,535)          (645,500)
Payments into escrow related to acquisition
   of Sanford-Brown .................................................             (74,861)              --
                                                                             ------------        -----------
Net cash used in investing activities ...............................          (1,823,396)          (645,500)
                                                                             ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and long-term
  borrowings ........................................................          14,534,601          3,850,000
Principal payments on revolving line of credit,
  long-term borrowings and other liability ..........................         (14,208,366)        (4,183,621)
Principal payments on capitalized lease obligations .................            (520,961)          (354,931)
Proceeds from exercise of options ...................................             383,633             20,638
Principal payments on note to former stockholder ....................                --             (306,000)
Proceeds from sale of common stock ..................................                --               24,895
                                                                             ------------        -----------
Net cash provided by (used in) financing activities$ ................        $    188,907        $  (949,019)
                                                                             ------------        -----------


                        Continued on the following page.


                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                               1996                1995
                                                                             ===========        ===========

Decrease in cash and cash equivalents ...........................            $(2,517,909)       $(1,043,276)

Cash and cash equivalents at beginning of year ..................              2,762,141          1,787,281

Net Colorado Tech activity for the three months
    ended March 31, 1996 ........................................                (15,423)              --
                                                                             -----------        -----------

Cash and cash equivalents at end of period ......................            $   228,809        $   744,005
                                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Exchange of stock held in escrow for cash held in
  escrow related to the Sanford-Brown acquisition................            $ 3,750,000                --
                                                                             ===========        ===========

Equipment acquired under capital leases .........................            $   130,472        $ 1,235,679
                                                                             ===========        ===========

Equipment subject to financing ..................................            $   200,141               --
                                                                             ===========        ===========

Treasury stock issued in connection with purchase
  of DFAS .......................................................            $   203,000               --
                                                                             ===========        ===========

Note issued in connection with purchase of
  treasury stock ................................................                   --          $    40,000
                                                                             ===========        ===========

Stock options issued for value of services rendered .............            $    55,036               --
                                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...................................................            $   448,909        $   541,408
                                                                             ===========        ===========
Income taxes paid ...............................................            $   220,495        $   123,389
                                                                             ===========        ===========



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

The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, which consist of Ultrasound Technical Services, Inc. ("UDS School"), Sanford-Brown College, Inc. ("Sanford-Brown") and MDJB, Inc. ("Colorado Tech"). In August 1996, the Company acquired Diversified Financial Aid Services, Inc. ("DFAS"), a school consulting and software development company. The acquisition did not have a material effect on the financial position and operating results of the Company. All intercompany accounts and transactions have been eliminated.

Certain September 30, 1995 balances have been reclassified to conform to the current year's presentation.

Pursuant to the Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for the issuance of stock options and other equity instruments under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

New and continuing enrollment at the Company's post-secondary institutions is typically strongest during the fall and winter terms, i.e., October through December and January through March, respectively. Consequently, revenues would normally be strongest during the Company's third and fourth quarters. The Company has significant fixed costs and incurs its sales and marketing costs in advance of its enrollment. Consequently, the Company would expect earnings to be weakest during the spring and summer terms, i.e., its first and second quarters, with the greatest effect in the second quarter.

2.    MERGER WITH COLORADO TECH

On March 29, 1996, the Company completed the merger with Colorado Tech which was accounted for using the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Colorado Tech for all periods prior to the merger.

The Company reports its financial results on a fiscal year basis ending March 31, whereas Colorado Tech had reported its financial results on a calendar year basis. The consolidated financial statements for the three and six month periods ended September 30, 1996 have been adjusted to conform Colorado Tech's year end with that of the Company. The effect arising from the exclusion of net income of Colorado Tech of $162,195 for the three month period ended March 31, 1996 in the accompanying consolidated statements of operations for the three and six month periods ended September 30, 1996 and cash flows for the six month period ended September 30, 1996, is presented in the accompanying condensed consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of Colorado Tech. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of Colorado Tech. Accordingly, the consolidated financial statements for the periods ending on or prior to March 31, 1996 include the operating results of the Company on a March 31 fiscal year basis and of Colorado Tech on a calendar year basis. If the condensed consolidated financial statements for the three and six month periods ended September 30, 1995 had been adjusted to conform Colorado Tech's year end with that of the Company, the net effect would have resulted in a reduction of net income of approximately $299,000 and $369,000, respectively.

3.    RESTRICTED CASH - ESCROW

In August 1996, the sole shareholder of the dissolved corporation SBC Liquidating, Inc., with the consent of Sanford Brown College, Inc., sold 500,000 shares of the Company's common stock then held in escrow in connection with the Company's acquisition of Sanford-Borwn College to an unaffiliated investor. The sale proceeds of $3,750,000 were placed in the escrow account in lieu of the shares sold and are subject to the terms and provisions of the excrow agreement.

4.    LONG-TERM DEBT

In August 1996, the bank line of credit of $1.0 million expiring in May 1997 was increased to $1.3 million and the expiration date was extended to May 1998. Also in August 1996, the Company entered into a three year financing agreement of $1,035,000 with scheduled repayments commencing in March 1997. In September of 1996, the Company entered into a $1.0 million bank loan expiring in January 2000.

5.    CONTINGENCIES

The schools operated by the Company participate in various student financial aid programs. These programs are subject to respective periodic review by the United States Department of Education ("DOE"). Disbursements under each program are subject to disallowance and repayment by the schools. In fiscal 1995, the DOE conducted a program review on Sanford-Brown's Title IV activity for the award years 1992 through 1994. To date, no report has been issued in that program review. Accordingly, no determination as to whether a liability exists or the amount of liability, should one exist, can be made, and therefore, no contingency is reflected. The asset purchase agreement with Sanford-Brown provides for the indemnification of the Company for any material liability that may exist in connection with the open program review. UDS School and Colorado Tech have no known liabilities under program reviews related to their Title IV programs. Should the schools be limited, suspended or terminated from participation in Title IV programs, from which UDS

School, Colorado Tech and Sanford-Brown receive approximately 66%, 32% and 76% of their funding, respectively, it would have a material negative impact on the results of operations, liquidity and net worth of the Company.

The action which was pending against the Company's wholly-owned subsidiary, Ultrasound Technical Services, Inc. ("UTS"), operator of the UDS School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, has been resolved for an amount that is not material to the Company. Accordingly, in September 1996, that action was dismissed. The Company is a party to other routine litigation incidental to its business. Management does not believe that the resolution of any or all of such other routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

6.    SUBSEQUENT EVENT

On October 17, 1996, the Company completed a private placement of 1,000,000 shares of its common stock with an unaffiliated institutional investor for $6.5 million. The shares are restricted securities in that they have not been registered under the Securities Act of 1933. The investor received certain rights to have the shares registered by the Company.

In October 1996, the Company made a $3.0 million principal reduction to its $6.0 million term note. The remaining $3.0 million balance was replaced by a $3.0 million revolver note, which was then combined with the Company's $2.5 million revolver note, into a $5.5 million revolver note which matures on April 14, 1999.

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

Colorado Tech is presented on a calendar year basis for the three and six month periods ended September 30, 1995. If Colorado Tech's operations had been combined to conform to the Company's fiscal year, the net effect would have resulted in a reduction of revenues of $481,000 and $589,000 for the three and six month periods ended September 30, 1995, respectively, and an increase in expenses of $38,000 and a decrease of $28,000, respectively. Accordingly, losses from operations for the three and six months ended September 30, 1995 would have been $524,000 and $801,000, respectively, as compared to losses from operations of $519,000 and $126,000 for the three and six months ended September 30, 1996, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

The following table sets forth the Company's revenues by subsidiary for the three months ended September 30, 1996 and September 30, 1995 (in thousands):

                                    THREE MONTHS ENDED SEPTEMBER 30,
                        -------------------------------------------------------
                                    1996                       1995
                        --------------------------   --------------------------
                          TUITION   OTHER             TUITION  OTHER
                          REVENUES  REVENUES TOTAL    REVENUES REVENUES  TOTAL

      UDS School        $ 4,626   $  253   $4,879      $2,974  $  185  $3,159
      Sanford-Brown       3,490      494    3,984       3,655     377   4,032
      Colorado Tech       1,908      319    2,227       1,868     395   2,263
                       --------    ----- --------     -------    ----  ------
                        $10,024   $1,066  $11,090      $8,497    $957  $9,454
                        =======   ======  =======      ======    ====  ======

Tuition revenues increased by $1.5 million or 18.0% to $10.0 million for the three months ended September 30, 1996 from $8.5 million for the three months ended September 30, 1995. The increase of $1.7 million for the UDS School was primarily due to an increase in student enrollments in the Cardiovascular Technology ("CVT") and Medical Assisting ("MA") programs. The increase in student enrollments in the CVT and MA programs for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 generated an increase in revenues from such programs of approximately $675,000 and $1.3 million, respectively.

Other revenues increased by $109,000 or 11.4% to $1.1 million for the three months ended September 30, 1996 from $957,000 for the three months ended September 30, 1995 primarily due to an increase in sales of books and uniforms for the UDS School as a result of the increased student enrollments.

The following table sets forth the Company's operating expenses by subsidiary for the three months ended September 30, 1996 and September 30, 1995 (in thousands):


                              EDUCATIONAL  STUDENT SERVICES
                               SERVICES    AND ADMINISTRATIVE    BAD DEBT    TOTAL
                              -----------  ------------------    --------    -----

THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

      UDS School              $3,287       $  1,475                $240    $ 5,002
      Sanford-Brown            2,442          1,109                 464      4,015
      Colorado Tech            1,630            612                  --      2,242
      Corporate                   --            350                  --        350
                             -------        -------              -------    -------

                             $ 7,359       $  3,546               $ 704   $ 11,609
                             =======       ========              =======  =========




THREE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------

      UDS School              $2,383       $  1,128               $148    $ 3,659
      Sanford-Brown            2,134          1,125                384      3,643
      Colorado Tech            1,367            595                 20      1,982
      Corporate                   --            176                 --        176
                             -------       --------             -------     ------

                              $5,884         $3,024               $552    $ 9,460
                              ======         ======             =======   ========


Cost of educational services increased by $1.5 million or 25.1% to $7.4 million for the three months ended September 30, 1996 from $5.9 million for the three months ended September 30, 1995. The increase of $904,000 for the UDS School was primarily due to an increase in faculty and administrative salaries, an increase in printing expenses and office supplies, and an increase in occupancy costs. Such an increase was primarily due to the costs incurred to support the increase in student enrollments in the CVT and MA programs. The increases of $308,000 for Sanford-Brown and $263,000 for Colorado Tech were primarily due to increases in faculty salaries and depreciation.

Student services and administrative expenses increased by $522,000 or 17.3% to $3.5 million for the three months ended September 30, 1996 from $3.0 million for the three months ended September 30, 1995. The increase of $347,000 for the UDS School was primarily due to the additional administrative support for the increase in student enrollments in the CVT and MA programs and consisted of increases in general and administrative salaries, and other administrative expenses. Corporate expenses increased by $174,000 due to an increase in salaries and professional fees.

Bad debt expense increased by $152,000 for the second quarter ended
September 30, 1996
primarily due to increases in student receivable balances at the UDS School and Sanford-Brown resulting from delays in processing financial aid at the beginning of the new award year June 1, 1996.

Net interest expense decreased by $54,000 or 18.6% for the three months ended September 30, 1996, to $237,000 from $291,000 for the three months ended September 30, 1995. The decrease was due to lower interest rates and a reduction in the amortization of deferred interest expense.

The Company reported a net loss of $484,000 and a net loss of $438,000 for the three months ended September 30, 1996 and 1995, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

The following table sets forth the Company's revenues by subsidiary for the six months ended September 30, 1996 and September 30, 1995 (in thousands):

                                     SIX MONTHS ENDED SEPTEMBER 30,
                       -------------------------------------------------------
                                     1996                      1995
                       ---------------------------  --------------------------
                        TUITION   OTHER             TUITION   OTHER
                        REVENUES  REVENUES TOTAL    REVENUES  REVENUES  TOTAL

      UDS School        $ 9,281   $  430   $9,711    $5,089    $  275  $5,364
      Sanford-Brown       7,089      835    7,924     7,295       713   8,008
      Colorado Tech       4,102      735    4,837     3,841       794   4,635
                       --------    ----- --------   -------      ---- -------

                        $20,472   $2,000  $22,472   $16,225    $1,782 $18,007
                        =======   ======  =======   =======    ====== =======

Tuition revenues increased by $4.2 million or 26.2% to $20.4 million for the six months ended September 30, 1996 from $16.2 million for the six months ended September 30, 1995. The increase of $4.2 million for the UDS School was primarily due to an increase in student enrollments in the CVT and MA programs. The increase in student enrollments in the CVT and MA programs for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 generated an increase in revenues from such programs of approximately $1.4 million and $3.0 million, respectively.

Other revenues increased by $218,000 or 12.2% to $2.0 million for the six months ended September 30, 1996 from $1.8 million for the six months ended September 30, 1995 primarily due to an increase in the sale of books and uniforms for the UDS School as a result of the increased student enrollments.

The following table sets forth the Company's operating expenses by subsidiary for the six months ended September 30, 1996 and September 30, 1995 (in thousands):

                          EDUCATIONAL   STUDENT SERVICES
                          SERVICES      AND ADMINISTRATIVE  BAD DEBT    TOTAL
                          -----------   ------------------  --------    -----

SIX MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------

      UDS School              $6,412         $3,007           $375    $ 9,794
      Sanford-Brown            4,813          2,153            650      7,616
      Colorado Tech            3,138          1,303             23      4,464
      Corporate                   --            724             --        724
                             -------       --------        -------    -------

                             $14,363       $  7,187         $1,048   $ 22,598
                             =======       ========        =======   ========

SIX MONTHS ENDED SEPTEMBER 30, 1995
-----------------------------------

      UDS School              $4,315         $1,964           $269    $ 6,548
      Sanford-Brown            4,155          2,231            870      7,256
      Colorado Tech            2,746          1,262             20      4,028
      Corporate                   --            415             --        415
                            --------       --------        -------    -------

                             $11,216         $5,872         $1,159    $18,247
                             =======       ========        =======    =======

Cost of educational services increased by $3.2 million or 28.1% to $14.4 million for the six months ended September 30, 1996 from $11.2 million for the six months ended September 30, 1995. The increase of $2.1 million for the UDS School was primarily due to increases in faculty and administrative salaries, supplies and printing expenses, and occupancy costs. Such increases were primarily due to the costs incurred to support the increase in student enrollments in the CVT and MA programs. The increase of $658,000 for Sanford-Brown was primarily due to increases in faculty salaries and depreciation. The increase of $392,000 for Colorado Tech was primarily due to increases in salaries, professional fees, and depreciation and amortization.

Student services and administrative expenses increased by $1.3 million or 22.4% to $7.2 million for the six months ended September 30, 1996 from $5.9 million for the six months ended September 30, 1995. The increase of $1.0 million for the UDS School was primarily due to the additional administrative support for the increase in student enrollments in the CVT and MA programs. Such an increase consisted primarily of increases in general and administrative salaries, professional fees, and depreciation expense. Corporate expenses increased by $309,000 due to an increase in salaries and professional fees.

Bad debt expense decreased by $111,000 for the first six months ended September 30, 1996 primarily due to a decrease in bad debt expense for Sanford-Brown of $220,000. The decrease for Sanford-Brown was primarily due to an increase in bad debt expense incurred in the six months ended September 30, 1995 in connection with student balances that were not funded under Title IV programs as a result of the length of time that elapsed before Title IV eligibility was reinstated in connection with the acquisition of Sanford-Brown and its related change in ownership process.

Net interest expense decreased by $134,000 or 22.6% for the six months ended September 30, 1996 to $460,000 from $594,000 for the six months ended September 30, 1995. The decrease was due to lower interest rates and a reduction in the amortization of deferred interest expense.

The Company reported a net loss of $408,000 and a net loss of $1,085,000 for the six months ended September 30, 1996 and 1995, respectively. The decrease in the net loss of $677,000 was primarily due to a decrease of $797,000 in the net losses at the UDS School from $890,000 for the six months ended September 30, 1995 to $93,000 for the six months ended September 30, 1996 as a result of the increases in student enrollments in the CVT and MA programs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1996 and March 31, 1996 were $229,000 and $2.8 million, respectively. The Company's working capital totalled $4.1 million at September 30, 1996 and $4.8 million at March 31, 1996. In accordance with Department of Education regulations, the Company maintained $343,000 and $363,000 in restricted cash at September 30, 1996 and March 31, 1996, respectively, for funds to be available for student refunds.

Net cash of $883,000 was used for operating activities for the six months ended September 30, 1996 compared to net cash of $551,000 generated from operations for the six months ended September 30, 1995. The $1.4 million increase in cash utilized in operations was primarily due to increases in student receivables resulting from processing delays in the receipt of Title IV funds at both the UDS School and Sanford-Brown.

Net cash of $1.8 million and $646,000 was used for investing activities in the six months ended September 30, 1996 and 1995, respectively. The increase of $1.2 million was primarily due to an increase in capital expenditures.

Net cash of $189,000 was provided by financing activities in the six months ended September 30, 1996, an increase of $1.1 million from the six months ended September 30, 1995. The increase was primarily due to the timing of principal payments on long-term borrowings and the revolving line of credit, and a $363,000 increase in proceeds from the exercise of options during the six months, ended September 30, 1996.

The Company has bank lines of credit of $1.3 million expiring in May 1998 and a working capital facility expiring in October 1997 in the amount of $2.5 million. At September 30, 1996, the Company had $151,000 outstanding and $1.1 million available under its line of credit and $2.3 million outstanding and $200,000 available under its working capital facility. Borrowings under these facilities decreased by $1.0 million from the amounts outstanding at March 31, 1996. The amounts borrowed under the working capital facility for the six months ended September 30, 1996 were primarily used for operations and capital expenditures. The Company believes that with its working capital, its cash flow from operations and its lines of credit and working capital facility it will have sufficient resources to cover its ongoing operational requirements.

In October 1996, the Company made a $3.0 million principal reduction to its $6.0 million term note. The remaining $3.0 million balance was replaced by a $3.0 million revolver note, which was then combined with the Company's $2.5 million revolver note, into a $5.5 million revolver note which matures on April 14, 1999.

On October 17, 1996, the Company completed a private placement of 1,000,000 shares of its common stock with an unaffiliated institutional investor for $6,500,000. The majority of the proceeds from the sale of stock have been used by the Company to repay outstanding debt.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The action which was pending against the Company's wholly-owned subsidiary, Ultrasound Technical Services, Inc. ("UTS"), operator of the UDS School, in the Circuit Court, Fourth Judicial Circuit, Duval County, Florida, has been resolved for an amount that is not material to the Company. Accordingly, in September 1996, that action was dismissed. The Company is a party to other routine litigation incidental to its business. Management does not believe that the resolution of any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      a.    EXHIBITS:

            10.1 Form of Indemnification Agreement for Officers of Whitman Education Group, Inc.

            10.2 Form of Indemnification Agreement for Directors of Whitman Education Group, Inc.

            10.3 Amendment No. 2 to Credit Agreement by and between Whitman Education Group, Inc. and Barnett Bank of South Florida, N.A.

            10.4 Amended, Restated and Consolidated Renewal Revolver Note in the amount of $5,500,000 in favor of Barnett Bank of South Florida, N.A..

            10.5 Revolver Note in the amount of $3,000,000 in favor of Barnett Bank of South Florida, N.A.

            11    Computation of Net Loss Per Share of Common Stock

            27    Financial Data Schedule

      b.    REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WHITMAN EDUCATION GROUP, INC
                                --------------------------------
                                        (Registrant)


Date:  November ___, 1996       /S/  RANDY S. PROTO
                                --------------------------------
                                Randy S. Proto, President


Date:  November ___, 1996       /S/  FERNANDO L. FERNANDEZ
                                --------------------------------
                                Fernando L. Fernandez, Chief Financial Officer