Form 10-Q
period 1996-12-31
WHITMAN EDUCATION GROUP INC
filed 1997-02-14
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.



          New Jersey                                  22-2246554
-------------------------------                    --------------------
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

4400 Biscayne Boulevard, 6th Floor, Miami, Florida       33137
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

         AS OF FEBRUARY 6, 1996, THERE WERE 12,672,882 SHARES OF COMMON STOCK OUTSTANDING.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                DECEMBER 31, 1996


                                TABLE OF CONTENTS


                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements...................................       3
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................      12



PART II - Other Information

Item 1.      Legal Proceedings......................................      17
Item 2.      Changes in Securities..................................      17
Item 4.      Submission of Matters to a Vote of Security-Holders....      17
Item 6.      Exhibits and Reports on Form 8-K.......................      17




                         PART I - FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS
                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                DECEMBER 31,           MARCH 31,
                                                                                    1996                 1996
                                                                             --------------------    ------------
                                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .........................................      $   4,304,623       $   2,762,141
     Restricted cash ...................................................            343,158             363,314
     Accounts receivable, less allowance for doubtful accounts
       of $3,123,000 at December 31, 1996 and $1,315,000
       at March 31, 1996 ...............................................         17,479,389          15,619,237
     Inventories .......................................................            993,308             795,350
     Deferred income tax asset .........................................            853,267             515,041
     Other current assets ..............................................          1,293,369             805,137
                                                                              -------------       -------------
Total current assets ...................................................         25,267,114          20,860,220
                                                                              -------------       -------------
Property and equipment, net ............................................          8,531,170           7,017,181
Marketable securities - related party ..................................            307,500             776,250
Deferred costs, net ....................................................            173,619             553,929
Deposits and other assets, net .........................................          1,266,222           1,025,633
Goodwill, net ..........................................................          2,540,227           2,529,693
Restricted cash - escrow ...............................................          6,476,328           2,563,999
                                                                               ------------       -------------
                                                                              $  44,562,180       $  35,326,905
                                                                              =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................................      $   2,576,789       $   1,549,494
     Accrued expenses ..................................................          2,309,889           1,537,216
     Income taxes payable ..............................................             49,592             348,851
     Current portion of capitalized lease obligations ..................            910,185             919,050
     Current portion of long-term debt .................................            461,621                --
     Deferred tuition revenue ..........................................         11,051,411          11,705,521
                                                                               -------------       -------------
Total current liabilities ..............................................         17,359,487          16,060,132
                                                                               -------------       -------------
Other liabilities ......................................................            985,163             387,453
Capitalized lease obligations ..........................................          1,763,896           1,994,035
Long-term debt .........................................................          8,192,568           9,500,000
Commitments and contingencies
Stockholders' equity:
     Common  stock, no par value, authorized 100,000,000 shares, issued and outstanding, excluding shares held in escrow,
       12,135,570 shares at December 31, 1996 and 10,311,782
       shares at March 31, 1996 ........................................         18,643,138           7,590,793
     Additional paid-in capital ........................................            671,536             616,500
     Retained earnings (deficit) .......................................         (1,576,035)             62,040
     Treasury stock, 239,694 shares at December 31, 1996 and
     232,714 shares at  March 31, 1996 .................................         (1,009,273)           (774,773)
     Net unrealized loss on noncurrent marketable securities ...........         (  468,300)           (109,275)
                                                                               -------------      -------------
Total stockholders' equity .............................................         16,261,066           7,385,285
                                                                               -------------      -------------
                                                                              $  44,562,180       $  35,326,905
                                                                              ==============      =============

                             See accompanying notes.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                        1996           1995
                                                    ------------    -----------


Net revenues..................................       $11,406,633    $ 9,899,367

Costs and Expenses
Cost of educational services..................         7,646,087     6,225,911
Student services and administrative expense...         4,119,119     3,018,353
Bad debt expense..............................           864,184       428,371
                                                     -----------     ----------

Total costs and expenses......................        12,629,390     9,672,635
                                                     -----------    -----------

Loss) income  from operations.................       (1,222,757)       226,732

Interest income...............................            33,740         3,891
Interest expense..............................          (230,204)     (291,925)
                                                     ------------   -----------

Loss before income tax benefit ...............        (1,419,221)      (61,302)
Income tax benefit............................            27,001        62,714
                                                     ------------   -----------

Net (loss) income.............................       $(1,392,220)   $    1,412
                                                     ============   ===========

Net (loss) income  per share of common stock..       $      (.12)   $      .00
                                                     ============   ===========

Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow.................        11,983,320    11,369,624
                                                     ===========    ===========




                             See accompanying notes.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                        1996           1995
                                                     ------------   ----------

Net revenues....................................     $33,878,676   $27,610,303

Costs and Expenses
Cost of educational services....................      22,008,832    17,146,715
Student services and administrative expense.....      11,306,505     8,889,945
Bad debt expense................................       1,911,953     1,587,082
                                                     ------------  -----------

Total costs and expenses........................      35,227,290    27,623,742
                                                     ------------  -----------

Loss from operations............................      (1,348,614)      (13,439)

Interest income.................................          87,426        24,450
Interest expense................................        (743,820)     (906,151)
                                                     ------------  ------------

Loss before income tax (benefit) provision......      (2,005,008)     (895,140)
Income tax (benefit) provision..................        (204,738)      188,112
                                                     ------------- ------------

Net loss........................................     $(1,800,270)  $(1,083,252)
                                                     ============  ============

Net loss per share of common stock..............     $      (.16)  $      (.11)
                                                     ============  ============

Average number of common stock and common stock
  equivalent shares outstanding, excluding common
  stock shares held in escrow...................      11,082,369    10,231,036
                                                     ============  ============





                             See accompanying notes.


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                                                         NET
                                                                                                         UNREALIZED
                                                                                                         LOSS ON
                                     COMMON                   ADDITIONAL   RETAINED                      NONCURRENT
                                     SHARES        COMMON      PAID-IN     EARNINGS       TREASURY       MARKETABLE
                                   OUTSTANDING     STOCK       CAPITAL     (DEFICIT)       STOCK         SECURITIES        TOTAL
                                   -----------   ----------   --------   -----------    -----------     ------------       -----

Balance at April 1, 1996 .........  10,311,782   $7,590,793   $616,500   $    62,040    $  (774,773)    $  (109,275)   $ 7,385,285

Shares issued for exercise
  of options .....................     330,768      822,726         --            --             --              --        822,726

Value of stock options issued
  for services rendered ..........          --           --     55,036            --             --              --         55,036

Shares issued, previously escrowed
  in connection with purchase
  of SBC .........................     500,000    3,750,000         --            --             --              --      3,750,000

Shares repurchased in connection
  with exercise of options .......     (46,980)          --         --            --       (437,500)             --       (437,500)

Shares issued in connection with
  purchase of DFAS ...............      40,000           --         --            --        203,000              --        203,000

Shares issued in connection with
  a private placement ............   1,000,000    6,479,619         --            --             --              --      6,479,619

Net unrealized loss on non-
  current marketable
  securities .....................          --           --         --            --             --        (359,025)      (359,025)

Net income of Colorado Tech
  for the three months ended
  March 31, 1996 .................          --           --         --       162,195             --              --        162,195

Net loss for the nine months
  ended December 31, 1996 ........          --           --         --    (1,800,270)            --              --     (1,800,270)
                                     ---------  -----------   --------   ------------   ------------   -------------   ------------

Balance at December 31, 1996 .....  12,135,570  $18,643,138   $671,536   $(1,576,035)   $(1,009,273)   $   (468,300)   $16,261,066
                                    ==========  ===========   ========   ============   ============   =============   ===========

                                           See accompanying notes.


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                          1996           1995
                                                      -----------     ---------
Cash flows from operating activities:
Net loss............................................ $(1,800,270)  $(1,083,252)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
     Depreciation and amortization..................   1,940,090     1,182,508
     Bad debt expense...............................   1,911,953     1,587,082
     Deferred tax (benefit) expense.................    (228,501)       26,425
     Changes in operating assets and liabilities:
       Restricted cash.............................        (712)       212,000
        Accounts receivable.........................  (2,489,603)   (1,240,574)
        Inventories.................................    (108,817)     (239,915)
        Other current assets........................    (441,207)      124,984
        Deferred costs..............................     (81,759)       (4,878)
        Deposits and other assets...................    (187,686)     (363,652)
        Accounts payable............................     557,066      (317,356)
        Accrued expenses............................     454,092       (21,325)
        Income taxes payable........................    (147,294)        6,746
        Deferred tuition revenue....................  (1,701,254)      820,717
                                                     ------------   -----------
Net cash (used in) provided by operating activities.  (2,323,902)      689,510
                                                     ------------   -----------

Cash flows from investing activities:
Purchases of property and equipment ................  (2,374,604)   (1,160,409)
Payments into escrow related to acquisition
     of Sanford-Brown College.......................    (162,330)           --
                                                     ------------   -----------
Net cash used in investing activities...............  (2,536,934)   (1,160,409)
                                                     ------------   -----------

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term
  borrowings........................................  25,293,627     6,592,000
Principal payments on revolving line of credit,
  long-term borrowings and other liability.......... (26,139,438)   (6,265,621)
Principal payments on capitalized lease obligations.    (800,977)     (569,494)
Proceeds from exercise of options ..................     385,226        20,638
Proceeds from sale of common stock .................   6,479,619        24,895
Repurchase of common stock..........................          --      (153,000)
Proceeds from Huron acquisition.....................   1,200,684            --
                                                    -------------  ------------
Net cash provided by (used in) financing activities.$  6,418,741   $  (350,582)
                                                    -------------  ------------


                        Continued on the following page.


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                    FOR THE NINE MONTHS ENDED
                                                           DECEMBER 31,
                                                        1996           1995
                                                     ----------     ----------

Increase (decrease) in cash and cash equivalents... $ 1,557,905    $  (821,481)

Cash and cash equivalents at beginning of year.....   2,762,141      1,787,281

Net Colorado Tech University activity for the
    three months ended March 31, 1996..............     (15,423)            --
                                                    ------------    -----------


Cash and cash equivalents at end of period......... $ 4,304,623    $   965,800
                                                    ============   ============

Supplemental disclosures of noncash financing and investing activities:

Exchange of stock held in escrow for cash held in
   escrow related to the Sanford-Brown
   College acquisition...........................   $ 3,750,000             --
                                                    ===========    ============

Equipment acquired under capital leases..........   $   130,472    $ 1,501,656
                                                    ===========    ============
Treeasury stock issued in connection with
  purchase of DFAS..............................    $   203,000             --
                                                    ===========    ============

Note issued in connection with purchase of
  treasury stock................................             --    $   153,000
                                                    ===========    ============

Stock options issued for value of services
  rendered......................................    $    55,036             --
                                                    ===========    ============

Assets acquired in Huron acquisition............    $ 1,467,220    $        --
                                                    ===========    ============
Liabilities assumed in Huron acquisition........    $ 2,667,904    $        --
                                                    ===========    ============

Supplemental disclosures of cash flow information:
Interest paid...................................    $   650,167    $   551,229
                                                    ===========    ============
Income taxes paid...............................    $   220,495    $   155,794
                                                    ===========    ============




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

The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, which consist of Ultrasound Technical Services, Inc. ("UDS School"), Sanford-Brown College, Inc. ("Sanford-Brown College"), MDJB, Inc. ("Colorado Tech University") and Diversified Financial Aid Services, Inc. ("DFAS") The operations of DFAS, a school consulting and software development company, are not considered to have a material effect on the financial position and operating results of the Company. All intercompany accounts and transactions have been eliminated.

Certain December 31, 1995 balances have been reclassified to conform to the current year's presentation.

Pursuant to the Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for the issuance of stock options and other equity instruments under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

The Company has experienced seasonality in its results of operations due to the pattern of student enrollments. Historically, the Company's quarterly revenues and income generally are lowest in the second quarter (July to September) of its fiscal year due to fewer student enrollments during the summer months and an increase in expenses incurred in advance of new enrollments that tend to be highest in the fall and winter terms (October through December and January through March). The Company expects these seasonal trends will continue.


2.       ACQUISITION OF HURON UNIVERSITY

On December 30, 1996, Colorado Tech University acquired the South Dakota operations and certain assets at two campuses of Huron University. The purchase price consisted of $2.25 million of which approximately $1.95 million was paid in cash, $150,000 in common stock, acquisition costs of $150,000 and the assumption of $1.4 million of net liabilities. In addition, the Company assigned the right to purchase the Huron real property to a third party, Huron Education,

Inc. ("HEI"), a South Dakota not-for-profit organization, in exchange for $3.9 million and simultaneously leased the real property from HEI upon the satisfaction of $757,000 in existing mortgages and after placing $500,000 in escrow to be used for the satisfaction of assumed cash obligations of Huron University. In connection with this transaction, the community of Huron, South Dakota, through HEI paid to the Company $527,000 (which is included in the $3.9 million received from HEI) as an inducement for the Company to acquire the operations of Huron University. This inducement has been accounted for as a deferred credit and will be amortized over the lease period of nine years. These transactions resulted in a net purchase price of $1,500,000 (comprised of the receipt of cash totalling $1,200,000 and the assumption of current liabilities totalling $2,700,000) which was allocated to current assets totalling $1,500,000.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired are included in the Company's balance sheets as of December 31, 1996 and operations will begin to be included in the Company's operations beginning on January 1, 1997.

The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the nine months ended December 31, 1996 and 1995 as if the transaction had occurred at April 1, 1996 and 1995, respectively, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense (amounts are in thousands, except per share amounts).

                                        1996          1995
                                      --------      --------

          Net Revenues .............   $36,613      $32,853
          Net Loss .................    (2,466)      (1,559)
          Loss per common share.....     (0.22)       (0.15)

Huron University operated as a regionally accredited degree granting institution with campuses in Huron and Sioux Falls, South Dakota, enrolling approximately 600 students primarily in management, health sciences, general studies and other programs. Huron University confers degrees at the associates, bachelors and masters levels.

Eeffective December 30, 1996, Colorado Tech University entered into a lease with HEI which provides for a nine year term with an option to renew for an additional six year term, on certain terms and conditions. The lease also provides Colorado Tech University with an option to purchase the property at any time during the lease term.

Huron was a participating institution under one or more of the student financial assistance programs of Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The Title IV Programs are administered by the United States Department of Education ("DOE"). The sale of the assets described above terminated Huron University's access to the Title IV Program funds. The Company has applied to the DOE for certification of Huron University as additional locations of Colorado Tech University. Pending the issuance of the certification of the Huron University locations, the Company is reserving all of the shares of Whitman stock, valued at $150,000, issuable to the owners of Huron University. In addition, if recertification is not granted by the DOE, the Company has the option of rescinding the purchase of Huron University. The owners of Huron University have established a $300,000 letter of credit for the benefit of DOE and Colorado Tech University for any Title IV liabilities relating to periods prior to December 30, 1996.

3.       MERGER WITH COLORADO TECH UNIVERSITY

On March 29, 1996, the Company completed the merger with Colorado Tech University which was accounted for using the pooling of interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Colorado Tech University for all periods prior to the merger.

The Company reports its financial results on a fiscal year basis ending March 31, whereas Colorado Tech University had reported its financial results on a calendar year basis. The consolidated financial statements for the three and nine month periods ended December 31, 1996 have been adjusted to conform Colorado Tech University's year end with that of the Company. The effect arising from the exclusion of net income of Colorado Tech University of $162,195 for the three month period ended March 31, 1996 in the accompanying consolidated statements of operations for the three and nine month periods ended December 31, 1996 and cash flows for the nine month period ended December 31, 1996, is presented in the accompanying condensed consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of Colorado Tech University. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of Colorado Tech University. Accordingly, the consolidated financial statements for the periods ending on or prior to March 31, 1996 include the operating results of the Company on a March 31 fiscal year basis and of Colorado Tech University on a calendar year basis. If the condensed consolidated financial statements for the three and nine month periods ended December 31, 1995 had been adjusted to conform Colorado Tech University's year end with that of the Company, the net effect would have resulted in an increase in net income of approximately $229,000 and a reduction of net income of $140,000, respectively.

4.       CONTINGENCIES

The schools operated by the Company participate in various student financial aid programs. These programs are subject to periodic review by the United States Department of Education ("DOE"). Disbursements under each program are subject to disallowance and repayment by the schools. In fiscal 1995, the DOE conducted a program review on Sanford-Brown College's Title IV activity for the award years 1992 through 1994 prior to the Company's purchase of Sanford-Brown College. On November 7, 1996, the DOE issued its program reviews for the Sanford-Brown College campuses. The program reviews cited various deficiencies in Sanford-Brown College's administration of federal student financial aid programs. The DOE cited, among other things, impaired administrative capability, inaccurate Pell grant records and late or unmade refunds. Sanford-Brown College has disputed some of the DOE's findings and is currently working with the DOE to resolve all of the remaining issues. Sanford-Brown College will be required to repay to the DOE certain Title IV funds for which its documentation is improper or inadequate. The asset purchase agreement with Sanford-Brown College provides for the seller's indemnification of the Company for any material liability that may exist in connection with the program reviews. The seller has acknowledged his indemnification obligation. UDS School and Colorado Tech University have no known liabilities under program reviews related to their Title IV programs. Should the schools be limited, suspended or terminated from participation in Title IV programs, from which UDS School, Colorado Tech University and Sanford-Brown College receive approximately 66%, 32% and 76% of their funding, respectively, it would have a material negative impact on the results of operations, liquidity and net worth of the Company.

In January 1997, the DOE released official 1994 cohort default rates for both the Sanford-Brown College Missouri campuses and the Sanford-Brown College Illinois campus. The rates were 22.5% and 22.0%, respectively. In January 1997, the DOE also released an official 1993 cohort default rate for the Illinois campus of 41.3%. As a result of the 1994 default rates being published at lower than 25%, the Sanford-Brown College campuses are no longer subject to termination from participation in federal Title IV programs for three consecutive years of excessive default rates. However, as a result of the official rate received by Sanford-Brown College's Illinois campus for 1993, that campus may be subject to a termination, suspension or limitation action by the DOE in the event Sanford-Brown College does not prevail in its appeal of that rate, although the Company believes that notwithstanding its appeal, a limitation, suspension or termination action is unlikely because of the issuance of a subsequent default rate of less than 25%. The Company believes that if the Illinois campus is terminated from participation in Title IV programs it would not have a material negative impact on the results of operations, liquidity and net worth of the Company. In light of the receipt of the prior years' default rates, the Company and the seller are currently negotiating the final terms of the release of the funds and common stock held in escrow. During the three month period ended March 31, 1997, the Company will reflect an increase in goodwill and equity of approximately $8.8 million and $2.3 million, respectively, in connection with the release of the restricted cash and common stock held in escrow.

The Company is a party to routine litigation incidental to its business. Management does not believe that an adverse result in any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

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

Colorado Tech University is presented on a calendar year basis for the three and nine month periods ended December 31, 1995. If Colorado Tech University's operations had been combined to conform to the Company's fiscal year, the net effect would have resulted in an increase in revenues of $720,000 and $136,000 for the three and nine month periods ended December 31, 1995, respectively, and an increase in expenses of $292,000 and $264,000, respectively. Accordingly, the Company's results from operations for the three and nine months ended December 31, 1995 would have resulted in operating income of $655,000 and operating losses of $141,000, respectively, as compared to losses from operations of $1.2 million and $1.3 million for the three and nine months ended December 31, 1996, respectively.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

The following table sets forth the Company's net revenues by subsidiary for the three months ended December 31, 1996 and December 31, 1995 (in thousands):

                                         THREE MONTHS ENDED DECEMBER 31,
                                             1996           1995
                                          ---------       --------

     UDS School                            $ 5,049       $ 4,132
     Sanford-Brown College                   3,344         3,981
     Colorado Tech University                3,014         1,786
                                           -------      --------

                                           $11,407       $ 9,899
                                           =======       =======

Net revenues increased by $1.5 million or 15.2% to $11.4 million for the three months ended December 31, 1996 from $9.9 million for the three months ended December 31, 1995. The increase of $917,000 for the UDS School was primarily due to an increase in student enrollments in the General Ultrasound ("GUS") and Medical Assisting ("MA") programs. The increase in student enrollments in the GUS and MA programs for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 generated an increase in revenues from such programs of approximately $406,000 and $557,000, respectively. Net revenues decreased by $637,000 for Sanford-Brown College primarily due to an increase in the amount of scholarships awarded and due to a decrease in the average monthly earning rate per student as a result of an increase in the length of the curriculum, a decrease in the frequency of class starts and the negative effect of the change in billing rates for general education courses and core courses as compared to the prior period. The increase of $1.2 million for Colorado Tech University was primarily due to an increase in net revenues generated from the introduction of additional business programs and from revenues generated by the Denver campus which opened in October 1996.

The following table sets forth the Company's operating expenses by subsidiary for the three months ended December 31, 1996 and December 31, 1995 (in thousands):

                                          STUDENT SERVICES
                            EDUCATIONAL         AND
                             SERVICES      ADMINISTRATIVE    BAD DEBT   TOTAL
                            -----------   ----------------   --------   -------
THREE MONTHS ENDED DECEMBER 31, 1996
------------------------------------

  UDS School                   $ 3,321         $ 1,419         $ 288    $ 5,028
  Sanford-Brown College          2,523           1,156           553      4,232
  Colorado Tech University       1,802           1,227            23      3,052
  Corporate                         --             317            --        317
                               -------         -------         ------   -------

                               $ 7,646         $ 4,119         $ 864    $12,629
                               =======         =======         =====    =======

THREE MONTHS ENDED DECEMBER 31, 1995
------------------------------------
  UDS School                  $ 2,990          $   993         $ 165    $ 4,148
  Sanford-Brown College         1,970            1,168           244      3,382
  Colorado Tech University      1,266              734            19      2,019
  Corporate                        --              123            --        123
                              -------           ------         ------    -------

                              $ 6,226          $ 3,018         $ 428    $ 9,672
                              =======          =======         =====    ========

Cost of educational services increased by $1.4 million or 22.8% to $7.6 million for the three months ended December 31, 1996 from $6.2 million for the three months ended December 31, 1995. The increase of $331,000 for the UDS School was primarily due to an increase in faculty and administrative salaries, and an increase in occupancy costs. Such an increase was primarily due to the costs incurred to support the increase in student enrollments in the GUS and MA programs. The increases of $553,000 for Sanford-Brown College and $536,000 for Colorado Tech University were primarily due to increases in faculty salaries and depreciation. The increase in cost of educational services for Colorado Tech University was primarily associated with expenses of $332,000 incurred in connection with the opening of the Denver campus.

Student services and administrative expenses increased by $1.1 million or 36.5% to $4.1 million for the three months ended December 31, 1996 from $3.0 million for the three months ended December 31, 1995. The increase of $426,000 for the UDS School was primarily due to the additional administrative support for the increase in student enrollments in the GUS and MA programs and consisted of increases in general and administrative salaries, and other administrative expenses. The increase of $493,000 for Colorado Tech University was primarily due to start-up costs incurred for the Denver campus.

Bad debt expense increased by $436,000 for the three months ended December 31, 1996 primarily due to an increase in student enrollments from the prior period and an increase in student receivable balances at Sanford-Brown College resulting from financial aid processing delays.

Net interest expense decreased by $92,000 for the three months ended December 31, 1996, due to lower interest rates and a reduction in the amortization of deferred interest expense.

The Company reported a net loss of $1,392,000 and net income of $1,000 for the three months ended December 31, 1996 and 1995, respectively. The decrease in net income was primarily due to a reduction in income from operations of Sanford-Brown College.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

The following table sets forth the Company's revenues by subsidiary for the nine months ended December 31, 1996 and December 31, 1995 (in thousands):

                                         NINE MONTHS ENDED DECEMBER 31,
                                             1996            1995
                                          --------        ---------

     UDS School                           $14,759          $ 9,496
     Sanford-Brown College                 11,268           11,693
     Colorado Tech University               7,852            6,421
                                         --------         --------

                                          $33,879          $27,610
                                          =======          =======

Net revenues increased by $6.3 million or 22.7% to $33.9 million for the nine months ended December 31, 1996 from $27.6 million for the nine months ended December 31, 1995. The increase of $5.3 million for the UDS School was primarily due to an increase in student enrollments in the CVT and MA programs. The increase in student enrollments in the CVT and MA programs for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 generated an increase in net revenues from such programs of approximately $1.5 million and $3.6 million, respectively. The decrease of $426,000 for Sanford-Brown College was due to a decrease in the average monthly earning rate per student as a result of the lengthening of the curriculum, a decrease in the frequency of class starts and the negative effect of the change in billing rates for general education courses and core courses in the current period as compared to the prior period. The increase of $1.4 million for Colorado Tech University was due to net revenues generated from the introduction of additional business programs, the opening of the Denver campus in October 1996 and an increase in tuition rates of 5%.

The following table sets forth the Company's operating expenses by subsidiary for the nine months ended December 31, 1996 and December 31, 1995 (in thousands):

                                          STUDENT SERVICES
                            EDUCATIONAL         AND
                            SERVICES       ADMINISTRATIVE    BAD DEBT   TOTAL
                            -----------   ----------------   --------   ------
NINE MONTHS ENDED DECEMBER 31, 1996
-----------------------------------

  UDS School                  $  9,733        $ 4,425         $  663    $14,821
  Sanford-Brown College          7,336          3,309          1,203     11,848
  Colorado Tech University       4,940          2,530             46      7,516
  Corporate                         --          1,042             --      1,042
                              --------        -------         ------    -------

                              $ 22,009        $11,306         $1,912    $35,227
                              ========        =======         ======    =======

NINE MONTHS ENDED DECEMBER 31, 1995
-----------------------------------
  UDS School                $ 7,305         $ 2,958           $  434    $10,697
  Sanford-Brown College       5,829           3,399            1,115     10,343
  Colorado Tech University    4,013           1,996               38      6,047
  Corporate                      --             537               --        537
                            -------         -------           ------    -------

                            $17,147         $ 8,890           $1,587    $27,624
                            =======         =======           ======    =======


Cost of educational services increased by $4.9 million or 28.4% to $22.0 million for the nine months ended December 31, 1996 from $17.1 million for the nine months ended December 31, 1995. The increase of $2.4 million for the UDS School was primarily due to increases in faculty and administrative salaries, and occupancy costs. Such increases were primarily due to the costs incurred to support the increase in student enrollments in the CVT and MA programs. The increase of $1.5 million for Sanford-Brown College was primarily due to increases in faculty salaries and depreciation. The increase of $927,000 for
Colorado Tech University was primarily due to increases in salaries, professional fees, depreciation and amortization, and start-up costs for the Denver campus.

Student services and administrative expenses increased by $2.4 million or 27.2% to $11.3 million for the nine months ended December 31, 1996 from $8.9 million for the nine months ended December 31, 1995. The increase of $1.5 million for the UDS School was primarily due to the additional administrative support for the increase in student enrollments in the CVT and MA programs. Such an increase consisted primarily of increases in general and administrative salaries, professional fees, and depreciation expense. The increase of $534,000 for Colorado Tech University was primarily due to increases in marketing and general and administrative costs for the Denver campus. Corporate expenses increased by $505,000 due to an increase in salaries and professional fees.

Bad debt expense increased by $325,000 for the nine months ended December 31, 1996 primarily due to an increase of $229,000 at the UDS School associated with the increase in student enrollments.

Net interest expense decreased by $225,000 or 25.6% for the nine months ended December 31, 1996 to $656,000 from $882,000 for the nine months ended December 31, 1995. The decrease was due to a reduction in interest rates and a reduction in the amortization of deferred interest expense.

The Company reported a net loss of $1,800,000 and a net loss of $1,083,000 for the nine months ended December 31, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1996 and March 31, 1996 were $4.3 million and $2.8 million, respectively. The Company's working capital totalled $7.9 million at December 31, 1996 and $4.8 million at March 31, 1996. In accordance with Department of Education regulations, the Company maintained $343,000 and $363,000 in restricted cash at December 31, 1996 and March 31, 1996, respectively, for funds to be available for student refunds.

Net cash of $2.3 million was used for operating activities for the nine months ended December 31, 1996 compared to net cash of $690,000 generated from operations for the nine months ended December 31, 1995. The $3.0 million increase in cash utilized in operations was primarily due to increases in student receivables of $2.3 million at both Colorado Tech University and Sanford-Brown College.

Net cash of $2.5 million and $1.2 million was used for investing activities in the nine months ended December 31, 1996 and 1995, respectively. The increase of $1.3 million was primarily due to an increase in capital expenditures.

Net cash of $6.4 million was provided by financing activities for the nine months ended December 31, 1996, an increase of $6.8 million from the nine months ended December 31, 1995. The increase was primarily due to a private placement of 1,000,000 shares of the Company's common stock to an unaffiliated institutional investor for $6.5 million.

The Company has bank lines of credit of $2.0 million expiring in May 1998 and a revolver note maturing in April 1999 in the amount of $5.5 million. At December 31, 1996, the Company had $6.1 million outstanding and $1.4 million available under these facilities. Borrowings under these facilities decreased by $1.3 million from the amounts outstanding at March 31, 1996. The amounts borrowed under the working capital facility for the nine months ended December 31, 1996 were primarily used for operations and capital expenditures. The Company believes that with its working capital, its cash flow from operations and its lines of credit and working capital facility it will have sufficient resources to fund its operational requirements.

CAUTIONARY STATEMENT

Certain statements made in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties which may cause results to differ materially from those set forth in these statements, including general economic conditions, competition from other educational institutions, changes in the education regulatory environment and other factors identified in Whitman's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business. Management does not believe that an adverse result in of any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES

On October 17, 1996, the Company completed a private placement of 1,000,000 shares of its common stock to an unaffiliated institutional investor for an aggregate cash purchase price of $6.5 million. The shares were not registered under the Securities Act of 1933 (the "1933 Act") in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act. The investor received certain rights to have the shares registered by the Company at a later date.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On October 11, 1996, the Company held its annual meeting of shareholders. At that meeting, all of the nominees for director were elected by the vote set forth opposite their names in the table below.

                                     FOR               WITHHELD
                                  ---------            --------
Jack R. Borsting                  9,831,013             534,692
Phillip Frost, M.D.               9,832,405             533,300
Peter S. Knight                   9,832,405             533,300
Richard M. Krasno                 9,831,405             534,300
Lois F. Lipsett                   9,831,405             534,300
Richard C. Pfenniger, Jr.         9,832,305             533,400

In addition, the shareholders of the Company approved the Whitman Education Group, Inc. 1996 Stock Option Plan (the "1996 Plan") pursuant to which the Company may grant both incentive stock options or non-qualified stock options for up to 1,500,000 shares of the Company's common stock. A total of 7,795,036 shares were voted in favor of the 1996 Plan, 645,964 shares were voted against the 1996 Plan, 20,350 shares abstained from the vote and 1,904,355 shares were not voted.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a.     EXHIBITS                                METHOD OF FILING

2.1    Asset Purchase Agreement dated    Incorporated by reference to the
       December 30, 1996 by and among    Company's Form 8-K dated January 27,
       Colorado Technical University,    1996.
       Inc., Lansdowne University Ltd.,
       EIEA America, Inc., Eastern
       International Educational
       Association and Dr. Chikara Higashi

10.1   Whitman Education Group, Inc.     Incorporated by reference to the
       1996 Stock Option Plan            Company's Form S-8 dated November 13,
                                         1996.

11     Computation of Net Loss Per       Included herewith.
       Share of Common
         Stock

27     Financial Data Schedule           Included herewith.


b.     REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WHITMAN EDUCATION GROUP, INC.
                                ----------------------------------------------
                                (Registrant)


Date:  February 14, 1997        /S/  RANDY S. PROTO
                                ----------------------------------------------
                                RANDY S. PROTO, PRESIDENT



Date:  February 14, 1997        /S/  FERNANDO L. FERNANDEZ
                                ----------------------------------------------
                                FERNANDO L. FERNANDEZ, CHIEF FINANCIAL OFFICER