Form 10-K
period 1997-03-31
WHITMAN EDUCATION GROUP INC
filed 1997-06-30
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1997        COMMISSION FILE NUMBER 1-13722
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

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, NO PAR VALUE                    AMERICAN STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 17, 1997, there were 12,677,882 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 17, 1997 was approximately $33,537,136.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                          PAGE
                                     PART I

Item 1.  Business....................................................        3

Item 2.  Properties..................................................       17
Item 3.  Legal proceedings...........................................       18
Item 4.  Submission of matters to a vote of security holders.........       19

                                   PART II

Item 5.  Market for registrant's common equity and related stockholder
         matters......................................................      19

Item 6.  Selected financial data......................................      20


Item 7.  Management's discussion and analysis of financial condition
         and results of operations....................................      21

Item 8.  Financial statements and supplementary data..................      30


Item 9.  Changes in and disagreements with accountants on accounting
         and financial disclosure.....................................      30

                                  PART III

Item 10. Directors and executive officers of the registrant............     30

Item 11. Executive compensation........................................     33

Item 12. Security ownership of certain beneficial owners and
         management....................................................     36

Item 13. Certain relationships and related transactions................     40

                                   PART IV

Item 14. Exhibits, financial statement schedules, and reports
         on Form 8-K...................................................     40

                                     PART I

ITEM 1.  BUSINESS

         Readers are cautioned that the following text concerning the business of the Company should be read in conjunction with the "Safe Harbor Statement" appearing at the end of Item 7 of this Report and that certain statements made in this Item 1 are qualified by the risk factors set forth in the Safe Harbor Statement.

GENERAL

         Whitman Education Group, Inc. ("the Company") is a proprietary provider of career-oriented postsecondary education. The Company currently operates 24 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of healthcare, business and computer and electronic technology to more than 6,000 students.

         The Company is organized into a University Degree Division and an Associate Degree Division through which its education programs are offered through three wholly-owned subsidiaries. The University Degree Division primarily offers doctorate, master's and bachelor's degrees through Colorado Technical University ("Colorado Tech") and its Huron University division. The Associate Degree Division offers associate's degrees and diplomas or certificates through Sanford-Brown College ("Sanford-Brown") and the Ultrasound Diagnostic School ("UDS").

         The Company's students are predominantly adults, generally between the ages of 24 and 35, who commute to its schools and require limited ancillary student services. The students are seeking to acquire basic knowledge and skills necessary for entry-level employment in technical careers or to acquire new or additional skills to either change careers or advance in their current careers.

         The Company's executive offices are located at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, and its telephone number is (305) 575-6534.

COMPANY DEVELOPMENT

         The Company was founded in New Jersey in 1979. In 1983, the Company acquired two UDS schools in New York which offered non-degree programs only in diagnostic medical ultrasound. Enrollment in the two schools was less than 50 students. Over the next nine years, the Company opened eight additional UDS schools and increased its total enrollment to approximately 400 students.

         In 1992, Dr. Phillip Frost invested in the Company and became its Chairman. At the time of his investment, the Company had revenues of approximately $3.8 million from UDS operations, and total enrollment at the ten then existing UDS schools was approximately 675. Following this, the Company continued to expand UDS by adding five additional locations by 1994, for a total of 15 locations.

         In 1994, the Company determined to expand the scope of its business to offer a broader range of certificate programs in UDS schools. Beginning in late 1994, the Company began introducing cardiovascular technology and medical assisting programs to its UDS schools. In addition, in 1994 the Company decided to expand its educational offerings and began to evaluate acquisition candidates that would permit the Company to offer a broad range of career-oriented programs, including degree programs, in addition to its healthcare diploma and certificate programs.

         In December 1994, the Company acquired Sanford-Brown, a college founded in 1868, which offers associate degree programs in business, computer technology and healthcare. With three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois, Sanford-Brown added approximately 1,500 students to the Company's enrollment. The purchase price paid for Sanford-Brown consisted of $5,900,000 in cash and 1,218,076 shares of the Company's common stock. Sanford-Brown, together with UDS, created a network of 20 schools offering both associate's degrees and non-degree programs in business, computer technology and healthcare. These 20 schools have become the foundation of the Company's Associate Degree Division.

         In March 1996, the Company further broadened its degree program offerings by acquiring Colorado Tech in Colorado Springs, Colorado. Founded in 1965, Colorado Tech is a regionally- accredited institution offering bachelor's, master's and doctorate degrees in management, engineering, computer science and other technology fields. The Company issued 2,499,870 shares of common stock in connection with the merger with Colorado Tech. Through the acquisition of Colorado Tech, the Company realized one of its goals of offering a full range of degree programs. The maturity of Colorado Tech and the quality of its programs also created the opportunity for the Company to expand by replicating the Colorado Tech model either in new locations or through the conversion of acquired institutions. Colorado Tech was acquired as the foundation for the Company's University Degree Division.

Colorado Tech began an expansion program in late 1996. In October 1996, Colorado Tech opened its second campus in Denver, Colorado; and in December 1996, Colorado Tech expanded its educational content and infrastructure through the acquisition of two campuses of Huron University ("Huron") in Huron and Sioux Falls, South Dakota. Huron, which was founded in 1883, offers an MBA program as well as bachelor degree programs in healthcare, business, computer information systems and education. The acquisition of Huron served two primary purposes: it introduced the Company to another niche market of more traditional yet still career-oriented adults in the 18 to 24 year-old range while, at the same time, allowing for the more rapid expansion of Colorado Tech through the conversion of the Huron Sioux Falls campus into an additional location of Colorado Tech. Moreover, as a result of the dedication of the City of Huron to the university, the Company was able to acquire Huron on what management believes were very attractive terms. The City of Huron created a non-profit entity to acquire all of the real property of Huron, consisting of seven buildings on approximately 15 acres of land, all of which was simultaneously leased to Colorado Tech upon consummation of the transaction. The City's new financing of the real property provided the purchase price to the seller in the amount of $2.25 million, the pay-off of existing liens on the Huron real property of approximately $750,000 and a working capital infusion to Colorado Tech in the approximate amount of $1,200,000 at closing. In addition, Colorado Tech assumed $500,000 in payables of the university.

         In connection with the expansion of programs and locations and the acquisition of new schools, the Company has continually focused on strengthening its management and improving its facilities to foster effective oversight of its operations. In March 1996, the Company relocated its headquarters from New Jersey to Miami, Florida. In addition, the Company, through both recruitment and acquisition, has since 1994 established an entirely new executive management team and has broadened and upgraded its middle management team by adding individuals with broad experience in proprietary education. The Company has also expanded the breadth and depth of its Board of Directors to provide a diverse base of knowledge and skills in education, regulated industry, mergers and acquisitions, and business generally, particularly high-growth businesses.

THE POSTSECONDARY EDUCATION MARKET

         The postsecondary education market is estimated to be approximately $200 billion market, with nearly 15 million students enrolled in over 6,000 single and multi-location institutions nationwide. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 1.5 million students to over 16 million students by the year 2005. Further, of the 6,000 Title IV financial aid eligible institutions, approximately 3,000 are for-profit, with approximately 500 of those offering associate's degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall market.

         The United States Department of Education estimates that by the year 2001 approximately 6.6 million or 42% of the students attending postsecondary institutions will be adults over the age of 24. Additionally, the Company believes that the market for entry-level associate's degrees is enhanced by the increasing number of new high school graduates, projected to increase from 2.5 million in 1994 to 3.1 million in 2004. It is further enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center For Education Statistics, this percentage increased from 53% in 1983 to 63% in 1993.

         Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, it is projected that in the year 2000, 85% of jobs will require education or training beyond high school. This shift is reflected by and further driven by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1995, a full-time male worker with an associate degree earned an average of 37% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of 72% more per year than a comparable worker with only a high school diploma. Based on these trends, the Company believes that with its associate and graduate program offerings it can capitalize on the different submarkets of the 52% of adults over 25 who have not yet attained an associate's or higher degree.

         The Company believes that these trends fuel two distinct groups toward postsecondary education: those who desire rapid career change or entry, and those who desire career enhancement. The Company believes that providing both an associate degree focus to the former market segment and a university degree focus to the latter market segment will enable it to capitalize on both these growing markets.

BUSINESS STRATEGY

         The Company intends to capitalize on what management believes are favorable trends in the postsecondary education market by focusing on career-oriented education programs designed primarily for adult learners seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or advance in their current careers. Having established a broad base of educational content offered in a broad range of degree (associate's, bachelor's, master's and doctorate) and non-degree programs, management believes the Company is now well-positioned to focus its efforts on further internal growth.

         In the short term, management believes that its best opportunity for achieving growth will come from the integration of existing operations with the basic objectives of increasing revenues at existing schools and improving overall operating efficiencies at each school and within the Company as a whole. To accomplish the Company's goal of increasing revenues from its existing schools, the Company intends to increase enrollment by improving its student recruitment efforts and programs and by adding existing curricula to more locations. In addition, the Company intends to improve operating efficiencies by centralizing numerous administrative functions which had previously been performed by the schools. These functions include accounting, finance, purchasing, human resources, real estate, legal, regulatory affairs and compliance monitoring, information systems and technology support services and certain curriculum development. The Company believes that the centralization of these functions will not only reduce, and permit better control of, overhead costs, but it will allow local school personnel to better concentrate their efforts on service to their students. In addition, the Company intends to further enhance operating efficiencies by the implementation of an integrated information network linking schools with each other and with the Company's corporate headquarters.

         While management expects to continue to strive for increased revenues and enhanced operating efficiencies from its current operations in the short term, in the intermediate and longer term, management believes that its best opportunities for growth will result from the expansion of its educational programs and the opening or acquisition of additional schools. The expansion of educational programs will include the elevation of certain certificate and diploma programs to associate degree programs as well as the development of new curricula. The Company also intends to develop and offer continuing education programs and corporate training programs for which the Company's curricula is well-suited and can be customized on a cost-effective basis. The Company is also exploring various alternatives to offer certain of its programs on a distance-learning basis to new and existing students.

         Management also intends in the long term to establish new locations of its existing schools. The Company may seek to establish new locations where management believes the population of working adults, the local employment market, the availability of management talent and demographic trends will enable its schools to successfully replicate their operational models. Establishment of new locations will be subject to the Company's ability to comply with or satisfy applicable regulatory requirements of the United States Department of Education and state licensing and accreditation requirements.

         In addition to the establishment of new locations and the elevation of certain schools to a higher degree level, the Company will augment its expansion through selective strategic acquisitions where an acquisition is a more feasible alternative both financially and operationally. The Company intends to focus on acquisition candidates that provide the Company with additional geographic scope or educational content, that are historically profitable, compliant with applicable regulations, have low student loan default rates and that can be efficiently assimilated into the Company's operations.

OPERATING STRUCTURE

         The Company operates as two divisions: the University Degree Division and the Associate Degree Division. Each division focuses on a different segment of the postsecondary career education market. The Company provides various centralized administrative services to each of its divisions and has a management structure which projects and implements corporate strategies and approaches within each division. Each division has a divisional president, regional supporting staff and local operating managers who oversee the daily operations of their respective areas of responsibility. The Company believes that this management structure allows local school management to develop valuable local market experience and community and employer relationships that are vital to the adult career education market, while still realizing the economies of scale and degree of control associated with centralization.

         The University Degree Division is currently comprised of Colorado Tech, a regionally- accredited institution which, except for its Huron University division, grants degrees primarily to working adults seeking career enhancement, primarily in the areas of healthcare, computer and electronic technology and business. Huron University, being a more traditional institution, primarily serves the traditional student attending college immediately following high school. Colorado Tech, including Huron, has approximately 2,500 students enrolled at four campuses. Colorado Tech and Huron offer various bachelor's degrees in computer science, management, engineering and education; master's degrees in computer science and business administration; and doctorate degrees in computer science and management. The Company believes that flexible course structures, class schedules designed for the working adult, and the recent introduction of local-campus doctorate programs have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets and have established a successful, replicable model for growth and expansion into new markets.

         The Associate Degree Division focuses on the adult learner who desires rapid career change or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford-Brown and UDS, which provide adult students with associate's degrees and professional certificate programs primarily in the areas of healthcare, computer technology and business.
Sanford-Brown is a nationally-accredited institution that provides various associate's degrees in computer science, including networking and multimedia, business management, and allied health, including nursing, and similar professional certificate programs. UDS is also nationally accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology and medical assisting. The Associate Degree Division has approximately 3,900 students enrolled at 20 campuses, of which 1,600 students are enrolled at five Sanford-Brown campuses and 2,300 students are enrolled at 15 UDS campuses.

EDUCATIONAL PROGRAMS

         The Company offers a range of career-oriented educational programs, substantially all of which are in the areas of healthcare, business and computer and electronic technology. The Company offers various concentrations in these programs at the associate's, bachelor's, master's and doctorate levels as well as the professional diploma and certificate levels. The programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Program revisions occur frequently as a result of feedback from students, local advisory boards, comprised of professionals in career fields related to the programs, and local employers.

         The Company's educational programs, by degree level, are set forth below:


                    UNIVERSITY DEGREE DIVISION                                          ASSOCIATE DEGREE DIVISION
---------------------------------------------------------------   -----------------------------------------------------------------

Colorado Technical University          Huron University                Sanford-Brown College           Ultrasound Diagnostic School
-----------------------------      ----------------------------   --------------------------------  -------------------------------
    DOCTORATE PROGRAMS                MASTERS PROGRAM               ASSOCIATE OF APPLIED             PROFESSIONAL CERTIFICATE
Computer Science                   Business Administration              SCIENCE DEGREE PROGRAMS               PROGRAMS
Management                                                         Accounting/Business Management   Diagnostic Medical Ultrasound
                                       BACHELOR OF SCIENCE         Computer Information Systems     Non-Invasive Cardiovascular
  MASTER OF SCIENCE DEGREE             DEGREE PROGRAMS             Network Administration              Technology
         PROGRAMS                  Elementary Education            Computer Multimedia              Medical Assistant
Computer Engineering               Secondary Education             Paralegal Studies
Computer Science                   Criminal Justice                Office Administration
Electrical Engineering             Business Administration         Travel and Hospitality Management
                                   Accounting                      Medical Administrative Assistant
    BACHELOR OF SCIENCE            Computer Information Systems    Physical Therapy Assistant
      DEGREE PROGRAMS              Applied Management              Occupational Therapy Assistant
Business Management                                                Nursing
Computer Engineering                       ASSOCIATE DEGREE
Computer Science                               PROGRAMS                 PROFESSIONAL CERTIFICATE
Electrical Engineering             Business Administration                      PROGRAMS
Electronic Engineering Technology  Microcomputers/Business         Intermediate Accounting
Logistics Systems Management       Applied Management              Computer Applications
Management Information Systems     Nursing                         Computer Programming
Systems Management                                                 Network Administration
                                                                   Legal Office Assistant
      ASSOCIATE DEGREE                                             Administrative Office Assistant
          PROGRAM                                                  Travel and Hospitality Service
Electronics Technology                                             Medical Administrative Assistant
                                                                     Practical Nursing Program


        The following table provides information as of June 1, 1997 regarding the programs offered by each of the Company's schools:

                                                                    LENGTH OF
                                TYPE OF     NUMBER OF   NUMBER OF    PROGRAM
      SCHOOL                    PROGRAM     LOCATIONS   STUDENTS   (IN MONTHS)
-----------------------------   --------    ---------   ---------   ----------

UNIVERSITY DEGREE DIVISION

Colorado Technical University   Doctoral         2          110          24
                                Master           3          376          21
                                Bachelor         3        1,204          48
                                Associate        1           84          24
                                Non-degree       3          185         N/A
                                                          -----

         School Total                                     1,959
                                                          =====

Huron University                Master           1           32          11
                                Bachelor         1          230          48
                                Associate        1           50          24
                                Non-degree       1           20         N/A
                                                           ----

         School Total                                       332
                                                           ====

ASSOCIATE DEGREE DIVISION

Sanford-Brown College           Associate        5        1,098       18-24
                                Diploma          5          493       12-15
                                                          -----

         School Total                                     1,591
                                                          =====

Ultrasound Diagnostic School    Diploma         15        2,326        9-18
                                                          -----

         Company Total                                    6,208
                                                          =====

         Tuition and fees for the Company's programs vary depending on the nature of the program and the location of the school. Tuition and fees for the non-degree programs in the Associate Degree Division range from $8,950 for the nine-month medical assistant program offered by UDS to $15,000 for the six quarter associate degree programs offered by Sanford-Brown. In the University Degree Division, tuition and fees range from $26,000 to $32,000 for the 48-month bachelor's degree programs, $11,000 for the 21-month master's program and $22,000 for the 24-month doctorate program.

         Academic schedules are designed flexibly to meet the needs of the adult student. UDS offers all three of its programs during the day or night and classes begin generally every five weeks. Sanford-Brown's non-degree programs begin quarterly and are offered both during the day and night. Sanford-Brown's associate degree programs also begin quarterly and are currently offered principally during the day, although Sanford-Brown has redesigned its associate degree program to enable evening students to complete the program in the same time-frame as day students. Degree programs at Colorado Tech's Colorado Springs, Denver and Sioux Falls campuses are offered principally at night to accommodate the typical Colorado Tech student who is a working adult. Classes at Huron, a more traditional university, are offered principally during the day.

STUDENT RECRUITMENT

         The Company utilizes a wide array of advertising and marketing strategies to attract students to its schools, including various combinations of newspaper, radio, direct contact with human resources departments of various corporations, television and direct mail. The Company markets each of its schools on a local basis, and draws the vast majority of its students from the local areas surrounding each school. The Company measures the effectiveness of its marketing efforts by tracking the enrollment rates and costs associated with each form of marketing on an individual basis. Typically, 25% to 30% of the Company's schools' new enrollment is generated by referrals from graduates or in-school students with the remainder resulting from advertising efforts.

STUDENT ADMISSIONS

         Each school employs several admissions representatives who interview and enroll students on-site and a variety of support personnel to assist students in the admissions process. Each of the Company's schools has admission requirements designed to ensure that entering students have the educational and work background, personal circumstances and the ability necessary to successfully complete their program of study. Admission requirements differ from program to program and school to school, but at a minimum, each applicant must be a high school graduate or possess the recognized equivalent credential, perform successfully on a personal interview, and in most cases, successfully pass an entrance examination. The admissions process is monitored by a director or dean of admissions in each location, and reviewed by the Company's compliance department.

GRADUATE CAREER SERVICES

         Each of the Company's schools operates a career services department which provides career development services to in-school students and alumni. These services include various combinations of seminars/courses covering interviewing skills, resume preparation and enhancement, job search skills, and career planning advice. In addition, the career services departments of the various schools make contact with potential employers on behalf of the schools and individual graduates, schedule interviews, attempt to obtain feedback regarding graduate performance on interviews, and provide on-going re-placement assistance to employed graduates.

COMPETITION

         The postsecondary school industry is highly fragmented. Typically, no single school or group of schools dominates markets on a local or national basis. However, on a local level, each of the Company's schools has varied levels of competition. Competition is typically based on the nature and quality of the programs offered, flexibility of class scheduling and service to the student customers.

         Colorado Tech competes with various educational institutions in its market area. The University of Colorado at Colorado Springs, the University of Phoenix, Colorado Christian University, Chapman University, Webster University and Regis University are all located in Colorado Tech's Colorado Springs market area. In Denver, Colorado Tech competes with the University of Denver, University of Phoenix, Metro State University, Colorado University, Regis University and Colorado Christian University. The Colorado Tech campus in Sioux Falls, South Dakota competes with Dakota Wesleyan, Augustana University, University of South Dakota, Nettleton College, National College and Southeast Vocational Technical Institute. All such institutions represent postsecondary education options to that of Colorado Tech. Colorado Tech competes with these and other universities in its market areas by offering business degree programs that combine contemporary leadership strategies with technical working knowledge which the Company believes make Colorado Tech's business degrees a unique alternative to the traditional business graduate degrees offered by traditional liberal arts and business-oriented universities and colleges.

         The Huron campus is unique within the Company in that it is a more traditional university serving a younger student, most of which attend Huron directly after graduating high school. In a market area of only approximately 15,000, Huron attracts students from South Dakota and surrounding states, other states across the country and, due to its former ownership, from the Far East as well. In the City of Huron, the Huron campus has no direct competition. Students are attracted to Huron for its focus on teaching, the small class sizes, the safe campus and environment and the appeal of a university that is an integral part of the surrounding community.

         In the St. Louis, Missouri and Granite City, Illinois area, Sanford-Brown has ten competitors, four of which are regionally accredited, which provide selected comparable educational degrees and curriculum of which four offer comparable healthcare programs. In the Kansas City area, Sanford-Brown has two principal competitors to its practical nursing program.

         In almost all of the geographic areas in which UDS teaching facilities are located, hospitals and community colleges operate programs to train medical sonographers. Generally, hospitals operate these programs for their own staffing requirements. Community colleges and the proprietary and private schools compete directly with UDS. However, there are few proprietary schools or community colleges that offer the cardiovascular technology program. Currently, most of the teaching of this program is hospital-based for the hospital's own staffing needs. Medical assisting is a commonly offered healthcare program and is not exclusive to healthcare education institutions. Both proprietary schools and community colleges also offer medical assisting programs.

REGULATION

         FEDERAL AND STATE REGULATION. Each of the Company's schools is subject to regulation by: (i) the state in which it operates; (ii) accrediting bodies; and (iii) because they are certified to participate in Title IV Federal financial aid programs ("Title IV Programs"), the United States Department of Education (the "DOE"). The loss of authorization to operate in states in which the Company currently operates, the withdrawal of accreditation from the Company's schools, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect on the Company.

         ACCREDITATION. The Company's schools are accredited by accrediting bodies recognized by the DOE. Accreditation serves as: (i) the basis for the recognition and acceptance by employers, other higher education institutions and governmental entities of degrees and credits earned by students; (ii) one of the qualifications to participate in Title IV Programs; and (iii) the qualification for authorization to operate in certain states.

         STATE AUTHORIZATION. The Company is required to have authorization to operate in each state where it physically provides educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Depending on the state, the addition of a program not offered previously or the addition of a new location must be included in the institution's accreditation and/or be approved by the appropriate state authorization agency. The Company's schools are currently authorized to operate in all states in which they have physical locations.

         FEDERAL FINANCIAL AID PROGRAMS. The Company derives a majority of its revenue from students who participate in Title IV Programs under the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the DOE (the "Regulations"). In order to participate in Title IV Programs, the Company must comply with complex standards set forth in the HEA and the Regulations. Compliance with such standards is subject to periodic reviews by the DOE and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Programs are subject to disallowance as a result of such reviews and to repayment by the schools. In 1992, in reauthorizing the HEA, Congress imposed more stringent standards upon proprietary institutions participating in Title IV Programs. The new standards placed proprietary institutions under increased regulatory scrutiny. It is anticipated that the HEA will again be reauthorized in early 1998 which again may change certain standards applicable to proprietary institutions.

         THE 85/15 RULE. The HEA requires that an annual comparison be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible programs. Under the 85/15 Rule, a proprietary school will be ineligible to participate in Title IV programs if, on a cash basis of accounting, more than 85% of its revenues from Title IV eligible Programs for the prior fiscal year were derived from Title IV Program funds. Each of the Company's schools is currently in compliance with the 85/15 Rule.

         STANDARDS OF FINANCIAL RESPONSIBILITY. Under the Regulations, each eligible proprietary institution must satisfy certain standards of financial responsibility to continue to participate in Title IV Programs. For purposes of these standards, Sanford-Brown and Colorado Tech have been evaluated as distinct entities, while the DOE has evaluated UDS on the basis of the financial performance of the Company as a whole. The three principal standards of financial responsibility are profitability, the acid test ratio and tangible net worth.

                  PROFITABILITY. A school may not have operating losses, as defined by the Regulations, in either or both of its two most recent fiscal years that in sum result in a decrease in tangible net worth in excess of ten percent of the school's tangible net worth at the beginning of the two-year period. The Company has incurred operating losses (applicable to UDS) in both fiscal 1997 and fiscal 1996. However, as a result of increases in capital of the Company from a private placement of the Company's common stock in October 1996 and the exercise of outstanding options to purchase the Company's common stock, the operating losses have not resulted in a ten percent decrease in the Company's tangible net worth from the beginning of fiscal 1996. In fact, the Company's tangible net worth increased over the two-year period. Although there is no interpretive guidance available as to when the tangible net worth is to be measured for purposes of determining compliance with this regulation, the Company believes it is in compliance with the profitability standards based on a reasonable reading of the regulation. However, in the event the DOE adopts a different interpretation, the Company could be subject to the disciplinary measures outlined below.

                  ACID TEST RATIO. A second standard of financial responsibility is the "acid test ratio." A school must maintain a ratio of cash, cash equivalents, certain restricted cash and current accounts receivable to total current liabilities of at least one to one at the end of its fiscal year. At March 31, 1997, the Company's acid test ratio (applicable to UDS) was 1.19 to 1.00, Colorado Tech's acid test ratio was 1.22 to 1.00, and Sanford-Brown's acid test ratio was 1.21 to 1.00.

                TANGIBLE NET WORTH. An eligible institution is required to have a positive tangible net worth at the completion of its fiscal year. At March 31, 1997, Colorado Tech, Sanford-Brown and the Company each had a positive tangible net worth.

       An institution that is determined by the DOE not to meet the standards of financial responsibility on the basis of failing to meet one or more of the specified standards is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by demonstrating, with the support of a statement from a certified public accountant, that it has the ability to meet all of its financial obligations and, by proof of compliance with certain standards specified in the regulations, that it is not subject to precipitous closure. Alternatively, an institution may submit an irrevocable letter of credit in favor of the DOE, either in an amount equal to at least one-half of the total Title IV Program funds received by students enrolled at such institution during the prior award year or in an amount equal to at least ten percent of such prior award year's funds if the institution agrees to disburse Title IV funds only after earned by the institution and approved by the DOE. If required to do so, there is no assurance that the Company would be able to secure the necessary funds or collateral to post a sufficient letter of credit to comply with this alternative.

       If an institution fails to satisfy any one of the foregoing financial responsibility standards or the alternative means described in the preceding paragraph, the DOE may impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in Title IV Programs. A fine, up to $25,000 per violation, is determined by the DOE based on the gravity of the violation and taking into account the size of the institution. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in the Title IV Programs, either by limiting the number or percentage of students enrolled who may participate in Title IV aid or by limiting the percentage of an institution's total receipts derived from Title IV Programs. A limitation may also include a requirement that the institution obtain surety in an amount specified by the DOE, to assure its ability to meet its financial obligations to students who participate in Title IV Programs. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on the Company. A termination of eligibility to participate in Title IV Programs would have a material adverse effect on the Company.

       COHORT DEFAULT RATES. The Regulations also require the calculation of a cohort default rate on Federal Family Education Loans ("FFEL") received by current and former students to attend the institution. The cohort default rate measures the percentage of students who enter repayment in a particular federal fiscal year on FFEL loans and default before the end of the following federal fiscal year. If a school's official cohort default rate exceeds 25% for each of its three most recent federal fiscal years, it becomes ineligible to participate in the FFEL programs. A school's cohort default rate is published annually by the DOE. The most recent official cohort year published was 1994. UDS' official 1994 rates ranged from 3.6% to 10.5%; Sanford-Brown's official 1994 rates were 22.5% and 22.0% and Colorado Tech's official 1994 rate was 11.0%. In addition, all of the Company's schools' preliminary 1995 default rates were below 25%.

         Sanford-Brown's Granite City, Illinois campus, however, had a default rate for 1993 of 41.3%. A default rate of greater than 40% in any one year may also result in a loss of FFEL eligibility. The Company believes that it is highly unlikely that the DOE would take any adverse action against the Granite City campus for the excess 1993 rate in that the 1994 official rate for that campus was less than 25% and the 1995 preliminary rate just released was 11.7%. In the event the DOE does take such action, however, the failure of Sanford-Brown to maintain FFEL eligibility at its Illinois campus would not have a material adverse effect on the operations or financial condition of the Company.

         CHANGE OF CONTROL. A change of ownership in the Company which results in a change in control may result in the schools operated by the Company becoming ineligible to participate in Title IV Programs pending recertification by the DOE, require reauthorization to operate by individual states and could trigger a review by each of its school's accrediting bodies.

         With regard to the participation in Title IV Programs of institutions owned by publicly held companies, the DOE has adopted the change of ownership and control standards used in federal securities law. A change in control which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would result in the Company's schools becoming ineligible to participate in Title IV Programs pending recertification by the DOE. A failure to obtain such recertification would have a material adverse impact on the Company.

         Each  of the  Company's  school's  accrediting  bodies  and  the  state agencies which authorize the Company to operate schools have different regulations regarding changes in control which could require re-authorization or re-accreditation. The failure of the Company to obtain state authorization or re-accreditation of any of its schools subsequent to a change in control would have a material adverse effect on the Company.

         Acquisitions of other institutions by the Company typically would result in a change of ownership resulting in a change of control. The acquisition of Sanford-Brown in December 1994 automatically terminated the participation of Sanford-Brown in Title IV Programs. After the closing, the Company applied for eligibility, and Sanford-Brown was declared eligible for participation in the Title IV Programs in early May 1995. Students who enrolled in Sanford-Brown during the period in which its participation was terminated could not utilize some Title IV funds which they would otherwise have been entitled to utilize. Therefore, as a result of Sanford-Brown's interruption in eligibility, a portion of the monies due from its students were not received and were unrecoverable. This adversely affected Sanford-Brown's fiscal 1995 and 1996 operating income by approximately $353,000. In addition, the period during which Sanford-Brown was ineligible to participate in Title IV Programs had an adverse effect on the cash flow of Sanford-Brown.

         The acquisition of Colorado Tech in March 1996 likewise automatically terminated its eligibility to participate in Title IV Programs. Colorado Tech was recertified by DOE in June 1996. Colorado Tech's operating income and cash flow was not materially impacted by its period of ineligibility. Colorado Tech's acquisition of Huron University in December 1996 terminated that institution's eligibility until certification of Huron as additional locations of Colorado Tech, which occurred in April 1997. Huron's operating income and cash flow was also not materially impacted by its period of ineligibility.

         Generally, when a change in control does occur, the school's certification by the DOE following the change in control is provisional. Provisional certification may last no longer than three years. Provisional certification differs from full certification in that a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school. Additionally, the DOE may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV Programs. As a result of the change in ownership resulting in a change in control that occurred in connection with the acquisition of Sanford-Brown and Colorado Tech, each of those schools is provisionally certified for participation in Title IV Programs at this time. Huron, as a division of Colorado Tech, now falls under Colorado Tech's provisional certification.

SEASONALITY

         The Company experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollments. New enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. The Company expects that this seasonal trend will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         At March 31, 1997, the Company had approximately 540 full-time and 375 part-time employees of whom 478 were faculty and 427 were administrative personnel at the various schools. The remaining employees were employed by the Company at its administrative offices.


ITEM 2.  PROPERTIES

         The Company and its subsidiaries lease all of their administrative and campus facilities. The Company, along with UDS, maintains headquarters in Miami, Florida, where combined they lease approximately 7,000 square feet of office space. Sanford-Brown's administrative offices are located in St. Louis, Missouri, where Sanford-Brown leases approximately 3,900 square feet. In connection with the consolidation of certain administrative functions at the Company's headquarters in Miami, Sanford-Brown expects to vacate this space in the near term and relocate certain remaining administrative personnel to its Des Peres campus. Colorado Tech maintains its administrative offices at its campus in Colorado Springs, Colorado.

         The Company's schools are operated from the following leased premises:

ADDRESS OF SCHOOL                 SCHOOL                    SIZE OF FACILITY
                                                            (IN SQUARE FEET)
------------------               -------------------------  -----------------

Huron, South Dakota              Colorado Tech                   229,859*
                                 (d/b/a Huron University)
Colorado Springs, Colorado       Colorado Tech                    80,000
Denver, Colorado                 Colorado Tech                    18,298
Sioux Falls, South Dakota        Colorado  Tech                   10,100

North Kansas City, Missouri      Sanford-Brown                     38,500
Des Peres, Missouri              Sanford-Brown                     28,474
Hazelwood, Missouri              Sanford-Brown                     26,592
St. Charles, Missouri            Sanford-Brown                     14,650
Granite City, Illinois           Sanford-Brown                     12,253
New York, New York               UDS                               14,500
Iselin, New Jersey               UDS                               11,360
Tampa, Florida                   UDS                               10,263
Carle Place, New York            UDS                                9,866
Irving, Texas                    UDS                                9,499
Jacksonville, Florida            UDS                                9,370
Trevose, Pennsylvania            UDS                                8,200
Atlanta, Georgia                 UDS                                8,092
Elmsford, New York               UDS                                7,534
Bellaire, Texas                  UDS                                7,424
Pittsburgh, Pennsylvania         UDS                                6,238
Pompano Beach, Florida           UDS                                5,600
Marlborough, Massachusetts       UDS                                3,577
Independence, Ohio               UDS                                3,505
Silver Spring, Maryland          UDS                                2,615

---------------

* The Huron, South Dakota campus of Colorado Tech consists of seven buildings on approximately 15 acres.

     The Company believes that all of its present facilities are suitable and adequate for their current uses. The Company constantly monitors the suitability of its campus facilities to anticipate where demand for its products will create overcrowding or exceed capacity of existing facilities. In fiscal 1997, the Company relocated its New York UDS school from a facility of approximately 3,000 square feet to a facility of approximately 15,000 square feet and relocated its Kansas City Sanford- Brown school from approximately 16,700 square feet to a new facility of approximately 38,500 square feet. In May 1997, UDS leased approximately 11,500 square feet of space into which it intends to relocate its Atlanta school in August 1977. Additionally, UDS is currently seeking to expand or relocate its space in Pompano Beach and Colorado Tech is seeking to relocate its Sioux Falls facility.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to routine litigation incidental to its business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on the Company's financial condition or results of operations. See "Safe Harbor Statement" appearing in Item 7 of this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   MARKET INFORMATION

     On May 1, 1995, the Company's common stock began trading on the American Stock Exchange under the symbol WIX.(1) The following table sets forth the high and low closing prices of the Company's common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.
                                                        1996(2)
                                                  -----------------
                                                   HIGH        LOW
                                                  ------     ------

Period from 5/1/95 through 6/30/95..........      $3.38       $2.75
Quarter Ended 9/30/95.......................       4.47        2.53
Quarter Ended 12/31/95......................       3.69        2.75
Quarter Ended 3/31/96.......................       5.69        3.44

                                                        1997(2)
                                                  -------------------
                                                   HIGH        LOW
                                                  ------      -------

Quarter Ended 6/30/96.......................     $14.25        $5.44
Quarter Ended 9/30/96.......................       9.88         6.88
Quarter ended 12/31/96......................       8.56         5.37
Quarter ended 3/31/97.......................       6.69         4.31

--------------------

(1) From April 1 through April 30, 1995, the Company's common stock was traded on the over-the-counter market. As provided by the National Quotation Bureau based upon quotations from the National Association of Securities Dealers Automated Quotation System, the high and low bid prices for the common stock for that period were $3.25 and $2.75, respectively,  and the high and the low  asking  prices  were $3.50 and
         $3.13,  respectively.   These  quotes represent  inter-dealer  prices,
         without  retail  mark-up,   mark-down,  or  commissions,  and  do  not
         necessarily represent actual transactions.

(2) Adjusted to give effect to the two-for-one stock split effected as of May 13, 1996.

         As of the close of business on June 17, 1997, there were approximately 203 record holders of the Company's common stock.

         The Company has not paid dividends on its common stock and does not contemplate paying dividends in the foreseeable future.


ITEM 6.           SELECTED FINANCIAL DATA


                                                                      YEAR ENDED MARCH 31,
                                               --------------------------------------------------------
                                                  1997        1996        1995        1994       1993
                                               --------    --------    --------    --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(2)
OPERATING DATA

Revenues ...................................  $ 46,993    $ 39,838    $ 19,332    $ 13,221   $ 10,781
(Loss) income from operations ..............    (3,245)        951         288         539        414
(Loss) income from continuing operations ...    (4,363)       (101)       (147)        353       (166)
Net (loss) income ..........................    (4,363)       (101)       (147)        353       (331)
(Loss) income from continuing operations
  per share (3) ............................      (.38)       (.01)       (.02)        .04       (.02)
Dividends ..................................      None        None        None        None       None

Balance Sheet Data

Total assets ...............................  $ 48,017    $ 35,323    $ 31,600    $ 12,967   $ 11,616
Long-term debt and capital lease
  obligations, less current portion ........    11,109      11,494       9,467         699        577
Stockholders' equity .......................    16,107       7,385       7,256       5,718      4,876
                                                                                             --------

------------------
(1) Figures have been restated to reflect the acquisition of Colorado Tech in March 1996 which was accounted for under the pooling of interests method of accounting. Figures also reflect the acquisitions of Sanford-Brown on December 21, 1994 and Huron University on December 30, 1996 which were accounted for as purchases.

(2) All references to per share amounts have been adjusted to give retroactive effect to the two-for-one stock split effective on May 13, 1996.

 (3) The 1,021,612 shares issued in connection with the Sanford-Brown acquisition that remained in escrow at March 31, 1996 to be disbursed to the seller or returned to the Company upon the occurrence or failure to occur of certain events relating to the regulation of Sanford- Brown were not considered outstanding for purposes of computing the net loss per share for fiscal 1995 and 1996 as their effect was anti-dilutive. Due to the substantial satisfaction of such contingencies in fiscal 1997, these shares have been disbursed to the seller and are considered outstanding for purposes of computing the net loss per share for fiscal 1997.


         See Consolidated Financial Statements, Item 8 of this Report, for supplementary financial information of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report and in conjunction with the "Safe Harbor Statement" appearing at the end of this Item 7 in that certain statements made in this Item are qualified by the risk factors set forth in the Safe Harbor Statement.

         All prior period consolidated financial statements presented have been restated to include the acquisition of Colorado Tech on March 29, 1996, which was accounted for as a pooling of interests, as if the merger took place at the beginning of such period. The financial statements of Colorado Tech have been consolidated based on its calendar year end, December 31, for all periods prior to fiscal 1997. The consolidated financial statements for fiscal 1997 have been adjusted to conform Colorado Tech's year-end with that of the Company. In addition, all references to the number of shares outstanding and per share amounts have been restated to reflect the two-for-one stock split effected as of May 13, 1996.

GENERAL

         The Company is organized into a University Degree Division and an Associate Degree Division through which its education programs are offered through three wholly-owned subsidiaries. The University Degree Division offers primarily doctorate, master's and bachelor's degrees through Colorado Tech and its Huron University division. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS. The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of the Company's revenues are indirectly derived from Title IV Programs.

         Historically, the Company's revenues have increased primarily as a result of the expansion of program offerings and the opening or acquisition of campuses. At UDS, the expansion of program offerings generated an increase in its revenues from $7.3 million in fiscal 1995 to $20.3 million in fiscal 1997.

At Colorado Tech, the expansion of program offerings and the opening of a campus in October 1996 generated an increase in revenues from $7.9 million in fiscal 1995 to $10.7 million(excluding Huron University) in fiscal 1997.

         On December 30, 1996, Colorado Tech acquired the South Dakota operations and certain assets of Huron University. The acquisition was accounted for using the purchase method of accounting. Huron University generated $1.1 million in net revenues and sustained $22,000 in operating losses for the three months ended March 31, 1997. Huron University has two campuses with a total enrollment of approximately 600 students.

         Instruction and educational support consists primarily of costs related to the educational activity of the Company's schools. Instruction and educational support includes faculty compensation, administrative salaries for departments that provide services directly to the students, occupancy costs, costs of books sold, and depreciation and amortization of equipment costs and leasehold improvements.

         Selling and promotional expenses consist primarily of advertising costs, production costs of marketing materials, and salaries and benefits of personnel engaged in student recruitment, admissions, and promotional functions.

         General and administrative expenses consist primarily of administrative salaries and benefits, occupancy costs, depreciation, bad debt, amortization of intangibles, and other related costs for departments that do not provide direct services to students.

         The Company intends to discontinue the operations of two of its UDS schools during fiscal 1998 due to their historical operating losses and management's assessment of their future prospects. Net revenues and operating losses for the two schools were approximately $659,000 and $232,000, respectively, in fiscal 1997.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                     Year Ended March 31,
                                             1997       1996       1995
                                            ------     ------     -------

    Net revenues                            100.0%     100.0%      100.0%
                                            ------     ------      ------

    Costs and expenses:
      Instruction and educational support    66.7       60.6        72.6
      Selling and promotional                14.3       14.3         9.6
      General and administrative             25.9       22.7        16.3
                                            ------     ------       -----

    Total costs and expenses                106.9       97.6        98.5
                                            ------     ------       -----

    (Loss) income from operations            (6.9)       2.4         1.5

    Other expenses:
      Interest expense, net                   1.9        3.0         1.6
      Provision for writedown of
       marketable securities                  1.4         --          --
                                            -----      ------       ------

    Loss before income tax
      (benefit) provision                   (10.2)      (0.6)        (0.1)
    Income tax (benefit) provision           (0.9)      (0.3)         0.7
                                            ------     ------        -----

    Net loss                                 (9.3)%     (0.3)%       (0.8)%
                                            =======    =======      ========


         YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

         Net revenues increased by $7.2 million or 18.0% to $47.0 million for the year ended March 31, 1997 from $39.8 million for the year ended March 31, 1996. The increase was primarily due to an increase in average student enrollment and tuition increases. Student enrollment increased 21.7% overall with the University Degree Division experiencing a 29.7% increase and the Associate Degree Division experiencing an 18.0% increase. Tuition increases averaged three to five percent.

         The increase in student enrollment in the University Degree Division resulted in increased net revenues of $2.9 million or 32.2%. This increase was primarily due to the introduction of additional business programs, the opening of a Colorado Tech campus in October 1996 and the acquisition of Huron University in December 1996.

         The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $4.3 million or 13.8%. The increased enrollment was primarily in the cardiovascular and medical assisting programs offered by UDS which were introduced during fiscal 1996. The increased revenues derived from increased student enrollment at UDS were partially offset by decreased revenues at Sanford-Brown. This decline in revenues resulted from a decrease in the average monthly earning rate per student that occurred as a result of the lengthening of the curriculum, a decrease in the frequency of class starts and the negative effect of the change in the billing rates for general education courses and core courses.

         Instruction and educational support increased by $7.2 million or 29.8% to $31.3 million in fiscal 1997 from $24.1 million in fiscal 1996. As a percentage of net revenues, instruction and educational support expenses increased to 66.7% in fiscal 1997 as compared to 60.6% in fiscal 1996. These increases were primarily due to investments made during fiscal 1997 for the purpose of enhancing the quality of the education being provided to students, improving student satisfaction, and enhancing the management and staff at the schools in order to strengthen the procedures and controls over regulatory compliance. These investments primarily related to the upgrade of equipment and the relocation of facilities, the addition of faculty, staff and management at the schools and the implementation of new education programs. Such investments resulted in an increase in salaries, occupancy costs, and depreciation expense. Management believes that the benefits provided to the students from these investments will support higher placement rates and higher retention rates which should contribute to increased future enrollments. In addition, instruction and educational support expenses increased in fiscal 1997 due to the related costs incurred to support the opening of a Colorado Tech campus and the acquisition of Huron University.

     Selling and promotional expenses increased by $1.0 million or 17.5% to $6.7 million in fiscal 1997 from $5.7 million in fiscal 1996. As a percentage of net revenues, selling and promotional expenses were stable at 14.3% in both fiscal 1997 and fiscal 1996. The increase in selling nd promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS and to an increase in selling and promotional costs at the University Degree Division for the new Colorado Tech campus and Huron University.

         General and administrative expenses increased by $3.2 million or 34.9% to $12.2 million in fiscal 1997 from $9.0 million in fiscal 1996. As a percentage of revenues, general and administrative expenses increased to 25.9% in fiscal 1997 from 22.7% in fiscal 1996. These increases were due primarily to additional administrative costs and the amortization of start-up costs required to support the increase in the number of campuses at the University Degree Division, an increase in salaries and depreciation expense to support the increase in student enrollment at the Associate Degree Division, and an increase in bad debt expense at the Associate Degree Division due to an increase in student enrollment and an increase in student receivable balances due to cash collection delays resulting from staff turnover in certain of the schools. The Company believes that such collection delays have been corrected.

         Net interest expense decreased $317,000 due to a reduction in the average outstanding debt balance and a reduction in interest rates.

         The provision of $656,000 for the writedown of marketable securities considered available- for-sale related to the recognition of a loss in the fourth quarter of fiscal 1997 for the decline in the fair value of such securities below their cost basis that was considered to be other than temporary.

         The Company recognized an income tax benefit of $409,000 in fiscal 1997 due to the recognition of deferred tax assets related to certain of the net operating losses. The Company has valuation allowances of $1.7 million in connection with deferred tax assets not recognized.

         The Company reported a net loss of $4.4 million and a net loss of $100,571 for the years ended March 31, 1997 and 1996, respectively. The increase in the net loss for fiscal 1997 was primarily due to the investments made for the addition of personnel, the upgrade of equipment and facilities, and the opening and acquisition of new campuses.

         YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

         Net revenues increased by $20.5 million or 106.1% to $39.8 million in fiscal 1996 from $19.3 million in fiscal 1995. The increase was primarily due to an increase in average student enrollment and tuition price increases. Student enrollment increased 38.2% overall with the Associate Degree Division experiencing a 53.5% increase and the University Degree Division experiencing an 8.8% increase. Tuition increases averaged three to five percent.

         The increase in net revenues of $19.5 million at the Associate Degree Division was due to an increase of 142.9% in average student enrollment at UDS and a full year of operations for Sanford-Brown in fiscal 1996 as compared to approximately three months of operations from the date of acquisition, December 21, 1994, included in fiscal 1995. Sanford-Brown's revenues were $11.8 million greater in the full fiscal 1996 than in the partial fiscal 1995. The increase in student enrollment at UDS was primarily due to the introduction of the cardiovascular technology and medical assisting programs which generated a $7.7 million increase in tuition revenues.

         The University Degree Division had an 8.8% increase in average student enrollment generating an increase in net revenues of $1.0 million due primarily to the introduction of the doctorate programs in January 1995.

         Instruction and educational support increased by $10.1 million or 71.9% to $24.1 million in fiscal 1996 from $14.0 million in fiscal 1995. As a percentage of net revenues, instruction and educational support expenses decreased to 60.6% in fiscal 1996 as compared to 72.6% in fiscal 1995. The increase in instructional and educational support was primarily due to an increase in such costs of $9.6 million at the Associate Degree Division due to the additional salaries and occupancy costs incurred to support the introduction of new programs, the increase in student enrollment and the difference in the period of operations reflected in fiscal 1996 and 1995 for Sanford-Brown. As a percentage of net revenues, instruction and educational support expenses decreased in fiscal 1996 due to the increase in salary and occupancy costs incurred during fiscal 1995 in advance of the increased enrollment resulting from the introduction of the cardiovascular technology and medical assisting programs.

         Selling and promotional expenses increased by $3.9 million or 209.0% to $5.7 million in fiscal 1996 from $1.8 million in fiscal 1995. As a percentage of net revenues, selling and promotional expenses increased to 14.3% in fiscal 1996 as compared to 9.6% in fiscal 1995. The increases were due to an increase in advertising costs at the Associate Degree Division for the introduction of the cardiovascular and medical assisting programs, an increase in advertising costs at the University Degree Division for the introduction of the doctorate programs, and the difference in the period of operations reflected in fiscal 1996 and 1995 for Sanford-Brown.

         General and administrative expenses increased by $5.9 million or 186.6% to $9.0 million in fiscal 1996 from $3.1 million in fiscal 1995 due primarily to an increase of $4.8 million at the Associate Degree Division. As a percentage of revenues, general and administrative expenses increased to 22.7% in fiscal 1996 as compared to 16.3% in fiscal 1995. This increase was due to the additional administrative support for the increase in student enrollment at UDS and consisted primarily of increases in salaries, taxes and benefits and the increase in general and administrative expenses and bad debt at Sanford-Brown of $2.2 million due primarily to the difference in the period of operations reflected in fiscal 1996 and 1995. Bad debt expense at Sanford-Brown increased from the prior year due to the amount of student balances that were not funded under the Title IV Programs as a result of the length of time that elapsed before Title IV eligibility was reinstated in connection with the acquisition and its related change in ownership process. The lack of Title IV funding for such students required a higher than normal level of reserve against those receivables.

         Net interest expense increased by $875,000 as a result of the debt incurred in the Sanford- Brown acquisition and the working capital facility being outstanding for a full year in 1996 as opposed to approximately three months in fiscal 1995.

         The Company recognized an income tax benefit of $136,000 in fiscal 1996 due to the reversal of valuation allowances and the recognition of deferred tax assets related to net operating losses. In fiscal 1995, the Company had an income tax provision of $122,000.

         The Company reported a net loss of $100,571 and a net loss of $146,611 for the years ended March 31, 1996 and 1995, respectively.

SEASONALITY

         The Company experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in the Company's schools tends to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 31, 1997, 1996 and 1995 were $3.9 million, $2.8 million and $1.8 million, respectively. The Company's working capital totalled $5.7 million at March 31, 1997, compared to $4.8 million at March 31, 1996 and $4.6 million at March 31, 1995. In accordance with Department of Education regulations, the Company maintained $512,000, $363,000 and $346,000 in restricted cash at March 31, 1997, 1996 and 1995, respectively, as funds to be available for student refunds.

         Net cash of $2.2 million was used for operating activities in fiscal 1997, an increase in cash utilized of $4.4 million and $122,000 from fiscal 1996 and 1995, respectively. The increase in cash utilized for operating activities in fiscal 1997 was primarily due to an increase in net losses of $4.3 million. In fiscal 1996, the Company generated $2.2 million in cash from operating activities due primarily to cash provided from operations of Sanford-Brown of $3.0 million, an increase of $4.6 million from fiscal 1995.

     Net cash of $3.9 million was used for investing activities in fiscal 1997, an increase of $1.9 million from fiscal 1996 and a decrease of $1.7 million from fiscal 1995. The increase in fiscal 1997 was due to an increase in capital expenditures. The increase in capital expenditures was due primarily to the purchase of computer equipment for the schools and leasehold improvements incurred for the expansion and opening of school facilities. The decrease in fiscal 1996 from fiscal 1995 was due to the net cash payment of $5.0 million in fiscal 1995 for the acquisition of Sanford-Brown which was partially offset by the increase in the cash utilized for capital expenditures in fiscal 1996 of $1.2 million.

         Net cash of $7.3 million was provided by financing activities in fiscal 1997, an increase of $6.5 million from fiscal 1996 and a decrease of $848,000 from fiscal 1995. The increase in fiscal 1997 from fiscal 1996 was primarily due to a private placement of 1,000,000 shares of the Company's common stock to an unaffiliated institutional investor for $6.5 million. The decrease in fiscal 1996 from 1995 was primarily due to the proceeds of $6.0 million received in fiscal 1995 from the long-term loan obtained in connection with the Sanford-Brown acquisition.

         The Company has bank lines of credit of $2.0 million expiring in May 1998 and a revolver note maturing in April 1999 in the amount of $5.5 million. At March 31, 1997, the Company had $7.5 million outstanding under these facilities. The amounts borrowed under these facilities in fiscal 1997 were primarily used for operations and capital expenditures. In May 1997, the revolver note was increased from $5.5 million to $7.5 million. In addition, the Company increased its term loan availability by $1.5 million in June 1997 in anticipation of financing expected for capital expenditures at Huron University.

         The Company's primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending the Company's schools receive some form of financial aid under Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 77%,

82% and 40% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools. In fiscal 1995, the DOE conducted a Federal program review on Sanford-Brown's Title IV activity for the award years 1992 through 1994. On November 7, 1996, the DOE issued its program review reports which cited various deficiencies in the administration of federal student financial aid programs at Sanford-Brown. The Company has disputed some of the DOE's findings and is currently working with the DOE to resolve all of the remaining issues. The asset purchase agreement with respect to Sanford-Brown provides for the seller's indemnification of the Company for any material liability that may result from the program reviews and the seller has already deposited $500,000 with the Company in recognition of that obligation.

         As a result of the program reviews, the DOE placed Sanford-Brown on the reimbursement method of payment for Federal Pell Grant and federal campus-based programs. Under the reimbursement method, an institution must demonstrate student eligibility for disbursement of financial aid prior to receiving payment for those students from the DOE and may only make requests for payment on a monthly basis. Management believes that although reimbursement for these programs results in some delay in the receipt of funds, Sanford-Brown will continue to generate sufficient cash flow to meet its operating requirements.

         As of August 1, 1997, as a result of new DOE regulations (scheduled for implementation on July 1, 1997, but delayed until August 1), if an institution is on reimbursement for Pell and campus- based programs, then it will also be required to obtain prior approval from the DOE before it may disburse and/or certify a student's eligibility for an FFEL. Although management anticipates that in connection with the final resolution of the Sanford-Brown program reviews its FFEL participation will not be subject to this new requirement, there can be no assurance that the program reviews will be resolved timely and that the new requirement will not become applicable to Sanford-Brown. In the event the Sanford-Brown Title IV Programs remain on reimbursement, and, therefore, Sanford- Brown is required to obtain the approvals for FFEL loans described above, this may have a material adverse effect on the cash flow of the Company. In such an event, the Company anticipates that it will be able to increase its financings if necessary; however, there can be no assurance that it will be able to do so.

         The Company believes that with its working capital, its cash flow from operations, its increased working capital facilities and its increased financings, it will have adequate resources to meet its anticipated operating requirements for the foreseeable future, however, there can be no assurance that this will be the case.

SAFE HARBOR STATEMENT

         The preceding "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Report contain certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the

Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions may be deemed to create forward-looking statements which, if so deemed, speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The reader is cautioned that forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Forward-looking statements contained in this Report may relate to: (i) the Company's ability to capitalize on perceived favorable demographic trends; (ii) the expansion of the Company's business through the addition of new curricula or new locations, the elevation of certain locations to degree- granting status or by acquisitions; (iii) the ability of the Company to realize increased enrollments from investments in infrastructure made over the past fiscal year; (iv) the Company's remedy of cash collection delays resulting from staff turnover; (v) Sanford-Brown's ability to fully resolve the program reviews, be removed from the reimbursement method of payment for Pell Grants and campus-based loan programs and its ability to avoid the effect of new regulations which may require that it obtain prior approval from the DOE to certify eligibility for an FFEL; (vi) the reauthorization of the HEA; (vii) the DOE's enforcement or interpretation of existing regulations affecting the Company's operations; (vi) the seasonality of the Company's results of operations; (viii) the outcome of legal proceedings involving the Company; (ix) the discontinuance of certain operations; and (x) the sufficiency of the Company's working capital, financings and cash flow from operating activities for the Company's future operating and capital requirements.

     The forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the ability of the Company to gauge the educational needs of its customers and provide curricula that satisfies customer demand; (iii) the level of demand for the curricula offered by the Company; (iv) the ability of the Company to locate and obtain favorable school sites, negotiate acceptable lease terms, and hire and train employees; (v) management's ability to manage the Company's planned internal growth; (vi) the ability of the Company to successfully integrate acquired operations and to bring its newly-opened and newly-acquired campuses of Colorado Tech to profitability; (vii) the effect of economic conditions in the postsecondary education industry and in the nation as a whole; (viii) the vagaries of the judicial process as it relates to the resolution of legal proceedings involving the Company; (ix) the effect of competitive pressures from other educational institutions; (x) the Company's ability to reduce staff turnover and the attendant operating inefficiencies; (xi) the uncertainty associated with the final resolution of program reviews and the application of new regulations dependent thereon; (xii) the effect of government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and the Company's eligibility to participate in, student financial aid programs; and
(xiii) the role of the DOE's, Congress' and the public's perception of for-profit education as it relates to changes in the HEA in connection with the reauthorization or the interpretation or enforcement of existing regulations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held, and business experience during the past five years of the persons serving as directors and executive officers of the Company as of June 17, 1997. Each director holds office until the next annual meeting of shareholders or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

DIRECTORS

     JACK R. BORSTING, PH.D. Dr. Borsting, age 68, has been a director of the Company since 1994. Dr. Borsting is the E. Morgan Stanley Professor of Business Administration at the University of Southern California and Director of its Center for Telecommunication Management. From 1988 to 1994, Dr. Borsting was Dean of the University of Southern California School of Business Administration, and from 1983 to 1988, he was Dean of the University of Miami School of Business Administration. Dr. Borsting, a former Assistant Secretary of Defense (Comptroller), is a director of Northrop Grumman Corporation (aerospace), TRO Learning, Inc. (proprietary education) and Bristol Technology (point-of-sale software and service). Dr. Borsting is a trustee of the Institute for Defense Analysis, the Rose Hill Foundation and the Los Angeles Orthopedic Hospital Foundation.

     NEIL FLANZRAICH. Mr. Flanzraich, age 53, has been a director of the Company since March 1997. Mr. Flanzraich has been a Shareholder and Chairman of the Life Sciences Legal Practice Group of Heller Ehrman White & McAuliffe, Palo Alto, California, since 1995. From 1981 to 1994, Mr. Flanzraich was Senior Vice President, General Counsel and member of the Corporate Executive Committee of Syntex Corporation, an international pharmaceutical company that was acquired by Roche Holdings Ltd. Mr. Flanzraich serves as Chairman of the Board of North American Vaccine, Inc. (vaccines).

     PHILLIP FROST, M.D. Dr. Frost, age 60, has been a director of the Company since April 1992 and Chairman of the Board of Directors since November 1992. Dr. Frost has been Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (pharmaceuticals) since 1987. Dr. Frost served as President of IVAX from 1991 until 1995. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. Dr. Frost is Vice Chairman of the Board of Directors of North American Vaccine, Inc., Vice Chairman of the Board of Directors of Continucare Corporation (managed health care), Vice Chairman of the Board of Directors of Pan Am Corporation (airline), and a director of Northrop Grumman Corp. and American Exploration Company (oil and gas exploration and production). He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

     PETER S. KNIGHT. Mr. Knight, age 46, has been a director of the Company since 1994. Mr. Knight is a partner in the law firm of Wunder, Knight, Levine, Thelen & Forscey, in Washington, D.C. In 1996, Mr. Knight took a leave of absence from his firm to serve as President Clinton's Campaign Manager for
Clinton/Gore '96. From 1989 to 1991, Mr. Knight was General Counsel and Secretary of Medicis Pharmaceutical Corporation. From 1977 to 1989, Mr. Knight served as the Chief of Staff to Congressman, and later Senator, Al Gore. Mr. Knight is a director of COMSAT Corp. (an international satellite services and digital networking company), Medicis Pharmaceutical Corporation (a pharmaceutical company specializing in dermatology), and the Schroder Series Trust (a mutual fund company).

     RICHARD M. KRASNO, PH.D. Dr. Krasno, age 55, has been a director of the Company since August 1996. Since 1983, Dr. Krasno has been President and Chief Executive Officer of the Institute of International Education (private not-for-profit education organization), New York City, New York. He served as its Executive Vice President and Chief Operating Officer from 1981 to 1983. Dr. Krasno was Deputy Assistant Secretary of Education with the U.S. Department of Education from 1980 to 1981.

     LOIS F. LIPSETT, PH.D. Dr. Lipsett, age 63, has been a director of the Company since 1996. Dr. Lipsett is the President of Health Education Associates, Washington, D.C. Since 1995, Dr. Lipsett has served as a consultant to several companies, including the Robert Wood Johnson Foundation. Dr. Lipsett was Vice President, Scientific and Medical Affairs, American Diabetes Association from
1992 to 1995. Prior to 1992, Dr. Lipsett founded, and was Director of, the National Diabetes Information Clearinghouse and also was Director for several training and career development programs at the National Institutes of Health.

     RICHARD C. PFENNIGER, JR. Mr. Pfenniger, age 41, has been Chief Executive Officer and Vice Chairman of the Company since March 1997 and a director of the Company since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX
Corporation from May 1994 to March 1997. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to May 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is a director of NaPro BioTherapeutics, Inc. (biopharmaceutical research and development), North American Vaccine, Inc. and Pan Am Corporation.

     PERCY A. PIERRE, PH.D. Dr. Pierre, age 58, has been a director of the Company since January 1997. Dr. Pierre has been Professor of Electrical Engineering at the College of Engineering of Michigan State University since 1995. Prior to 1995, he was Vice President for Research and Graduate Studies, as well as Professor of Electrical Engineering at Michigan State University from 1990 to 1995; President of Prairie View A & M University from 1983 to 1989; Assistant Secretary of the Army for Research, Development and Acquisition, Department of the U.S. Army, from 1977 to 1981; and Dean of the School of Engineering at Howard University from 1971 to 1977. Dr. Pierre serves as a director of CMS Energy Corp. (diversified energy company) and a director of Old Kent Financial Corporation (bank holding company).

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     RANDY S. PROTO. Mr. Proto, age 39, has been President of the Company since 1994. In March 1997, Mr. Proto also assumed the duties of Chief Operating Officer. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in 11 proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.

     DAVID D. O'DONNELL. Mr. O'Donnell, age 55, has been President and Chairman of the Board of Colorado Tech since 1986. In 1997, Mr. O'Donnell also became Chancellor of Colorado Tech in Sioux Falls and Huron University in Huron, South Dakota.

     FERNANDO L. FERNANDEZ. Mr. Fernandez, age 36, has served as Vice President--Finance, Treasurer and Chief Financial Officer of the Company since 1996. Prior to joining the Company, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

     RICHARD B. SALZMAN. Mr. Salzman, age 36, has served as Vice President--Legal Affairs and General Counsel and Secretary of the Company since 1996. For approximately ten years prior to joining the Company, Mr. Salzman was engaged in private law practice in Miami, Florida, primarily with the firm of Homer & Bonner, P.A.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities with the Securities and Exchange Commission and the American Stock Exchange. Directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such
reports   furnished  to  the  Company  and  written  representations  from  the
Company's directors and executive officers that no other reports were required, the Company believes that during fiscal 1997 the Company's directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them, except that Brett Combs (former President of Sanford-Brown) and David O'Donnell each filed one late report with respect to changes in their beneficial ownership of shares of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION

     The following table contains certain information regarding aggregate compensation paid or accrued by the Company during fiscal 1997 to the Chief Executive Officer of the Company and to each of the four most highly compensated executive officers other than the Chief Executive Officer.

                                                 SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM             ALL OTHER
                                      ANNUAL COMPENSATION                 COMPENSATION          COMPENSATION
                              --------------------------------------    ---------------      -------------------
NAME AND                      YEAR ENDED
PRINCIPAL POSITION             MARCH 31,      SALARY      BONUS           STOCK OPTIONS
----------------------------  ----------     --------    ---------       ---------------     --------------------
                                                ($)        ($)               (#)(1)                 ($)


Richard C. Pfenniger, Jr.(2)   1997           17,187         0             300,000(3)                 0
CHIEF EXECUTIVE OFFICER ....   1996               --        --                  --(3)                --
                               1995               --        --                  --(3)                --

Randy S. Proto(4) ..........   1997          150,000         0                   0               10,000(5)
PRESIDENT AND CHIEF ........   1996          150,000         0                   0                    0
OPERATING OFFICER ..........   1995           43,269         0             550,000                    0

David D. O'Donnell(6) ......   1997          145,325    10,000                   0               31,031(7)
PRESIDENT - COLORADO .......   1996               --        --             150,000                   --
TECHNICAL UNIVERSITY .......   1995               --        --                  --                   --

Fernando L. Fernandez(8) ...   1997          120,000         0                   0                    0
VICE PRESIDENT - FINANCE, ..   1996           11,846         0             130,000                    0
CFO AND TREASURER ..........   1995               --        --              20,000                    0

Richard B. Salzman(9) ......   1997          120,000         0                   0                    0
VICE PRESIDENT - LEGAL .....   1996           10,000         0             100,000                    0
AFFAIRS AND GENERAL COUNSEL    1995               --        --                  --                   --

---------------

(1) All share amounts have been adjusted for a two-for-one stock split effected as of May 13, 1996.

(2) Mr. Pfenniger's employment with the Company commenced in March 1997 and his salary is $275,000 annually. Mr. Pfenniger has served as a director of the Company since 1992.



(3) Excludes options to purchase 7,500 shares granted to Mr. Pfenniger in fiscal 1997 automatically pursuant to the Company's 1996 Stock Option Plan in connection with his services as a director of the Company. Mr. Pfenniger was also automatically granted options to purchase 10,000 shares in fiscal 1996 and options to purchase 10,000 shares in fiscal 1995 in connection with his services as a director.

(4) Mr. Proto's employment with the Company commenced in November 1994.

(5) The additional compensation set forth for Mr. Proto represents taxable relocation expenses incurred by Mr. Proto in connection with relocation of the Company's headquarters from New Jersey to Florida.

(6) The  Company  entered  into  an  employment agreement with Mr. O'Donnell on
    March  29,  1996  in  connection   with  the  acquisition  of Colorado Tech.
    The   agreement  is  for  a  three-year   term  ending  March 28 , 1999 and
    provides for an annual salary of $145,000 for Mr. O'Donnell's services as President of Colorado Tech.

(7) The  additional  compensation   for Mr.  O'Donnell   consists  of employee
    benefits in the approximate amount of $3,200, automobile allowance in the amount of $7,000 and the remainder as compensation for Mr. O'Donnell's personal guarantee of certain indebtedness of Colorado Technical University.

(8) Mr. Fernandez' employment with the Company commenced in February 1996.

(9) Mr. Salzman's employment with the Company commenced in March 1996.




         The following table sets forth information concerning stock option grants made during 1997 to the executive officers named in the "Summary Compensation Table."


                                     STOCK OPTION GRANTS DURING THE YEAR ENDED
                                                  MARCH 31, 1997
                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                         PERCENT OF                                                    ANNUAL RATES OF
                                        TOTAL OPTIONS                                             STOCK PRICE APPRECIATION
NAME AND                    OPTIONS      GRANTED TO         EXERCISE        EXPIRATION                 FOR OPTION TERM
PRINCIPAL POSITION          GRANTED       EMPLOYEES           PRICE             DATE                5%                 10%
------------------          -------     -------------      -----------     -------------         --------           ------
                              (#)             %                 $                                    $                  $
Richard C. Pfenniger, Jr.   300,000(1)         40%            $5.25           03/02/04            642,000           1,494,000
 CHIEF EXECUTIVE OFFICER




--------------------

(1) Excludes options to purchase 7,500 shares granted to Mr. Pfenniger automatically pursuant to the Company's 1996 Stock Option Plan in connection with his services as a director of the Company. These options were granted on October 14, 1996 at an exercise price of $8.625 and have a term of seven years.

         The following table sets forth information concerning stock option exercises during fiscal 1997 by each of the executive officers named in the "Summary Compensation Table" above and the fiscal year-end value of unexercised options held by each such executive officer.


                      STOCK OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR END OPTION VALUES

                                                                                      VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED                      IN-THE-MONEY OPTIONS
                                        OPTIONS AT FISCAL YEAR-END                     AT FISCAL YEAR-END
                                     ---------------------------------           -------------------------------
                                      EXERCISABLE        UNEXERCISABLE           EXERCISABLE       UNEXERCISABLE
                                     -------------      --------------           -----------       -------------
                                       (#)(1)               (#)(1)                 ($)(1)            ($)(1)(2)


Richard C. Pfenniger, Jr.             97,500              300,000              216,850                   0
CHIEF EXECUTIVE OFFICER

Randy Proto                          265,000              285,000              828,125             890,625
PRESIDENT AND CHIEF
OPERATING OFFICER

David D. O'Donnell                    50,000              100,000                    0                   0
PRESIDENT - COLORADO TECH

Fernando L. Fernandez                 90,000               90,000              153,300             133,650
VICE PRESIDENT - FINANCE,
CHIEF FINANCIAL OFFICER
AND TREASURER

Richard B. Salzman                    25,000               75,000               14,062              42,187
VICE PRESIDENT - LEGAL
AFFAIRS AND GENERAL COUNSEL

--------------------

(1) All share amounts have been adjusted for a two-for-one stock split effected as of May 13, 1996.

(2) The value of unexercised in-the-money options represents the number of options held at year-end 1997 multiplied by the difference between the exercise price and $5.25, the closing price of the Company's common stock at March 31, 1997.

DIRECTOR COMPENSATION

     Each director who is not employed by the Company receives $4,800 per year for his service as a director, $1,000 for each Board of Directors meeting personally attended, and is reimbursed for expenses incurred in attending board and committee meetings. Pursuant to the Company's 1996 Stock Option Plan, non-employee directors are granted automatically each year, on the first business day following the Company's annual meeting of shareholders, non-qualified options to purchase 7,500 shares (37,500 to the Chairman of the Board) of the Company's common stock at an exercise price equal to the fair market value of the common stock on the date of the grant, and having a term of seven years. In fiscal 1997, pursuant to that provision, options at an exercise price of $8.625 per share were automatically granted to Dr. Frost (37,500 shares), and to Mr. Pfenniger, Dr. Borsting, Mr. Knight, Dr. Lipsett and Dr. Krasno (7,500 shares each).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the following directors served on the Compensation and Stock Option Committee of the Board of Directors: Dr. Frost, Mr. Isaac Kaye, Mr. Pfenniger, Dr. Borsting, and Dr. Krasno. No person serving as a member of the Committee during fiscal 1997 was an executive officer of the Company at the time of service on the Committee, and no interlocking relationships exist between such persons and any director or executive officer of the Company. Mr. Kaye resigned as a director of the Company effective July 1, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

         The following table sets forth certain information as of June 17, 1997 concerning stock ownership of all persons known by the Company to own beneficially in excess of five percent of the Company's common stock. Unless otherwise indicated, all shares are beneficially owned and the sole investment and voting power is held by each person set forth herein.

NAME AND ADDRESS OF                         NUMBER              PERCENT
BENEFICIAL HOLDER                         OF SHARES(1)          OF CLASS
----------------------                   --------------         ---------
Frost-Nevada,                             5,421,528(2)            36.0%
Limited Partnership
3500 Lakeside Court
Suite 200
Reno, Nevada 89509

TRAL & CO                                 1,000,000                7.9%
The Travelers Indemnity Company
One Tower Square
Hartford, Connecticut 06183-1051

David D. O'Donnell                          884,956(3)             7.0%
Colorado Technical University
4435 N. Chestnut Street
Colorado Springs, Colorado 80907

The Marilyn O. Sullivan                      649,285               5.1%
Family Trust
P.O. Box 7399-151
Breckenridge, Colorado 80424

--------------------

(1) All share amounts have been adjusted for a two-for-one stock split of the Company's common stock effected as of May 13, 1996.

(2) Includes 237,500 shares which may be acquired pursuant to stock options held by Dr. Frost exercisable within 60 days of June 17, 1997 and 2,150,000 shares which may be acquired pursuant to stock purchase warrants held by Frost-Nevada, Limited Partnership (of which Dr. Frost is the sole limited partner and sole shareholder of Frost-Nevada Corporation, the general partner), exercisable within 60 days of June 17, 1997. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act. Dr. Frost is the Chairman of the Board of Directors of the Company.

(3) Includes 50,000 shares which may be acquired pursuant to stock options held by Mr. O'Donnell within 60 days of June 17, 1997 and 834,956 shares held in trust by Mr. O'Donnell for various family members.

STOCK OWNERSHIP BY MANAGEMENT

         The following table sets forth certain information as of June 17, 1997 concerning the number of shares of common stock beneficially owned by each director, each executive officer named above in the "Summary Compensation Table" and by all directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly by the person indicated who holds sole voting and investment power.

NAME AND ADDRESS OF                         SHARES BENEFICIALLY      PERCENT
BENEFICIAL HOLDER                               OWNED(1)(2)         OF CLASS
------------------------------------       ---------------------    --------

Jack R. Borsting, Ph.D.                         29,100(3)                *
University of Southern California
School of Business
Administration, DCC-217
Los Angeles, California 90089-0871

Neil Flanzraich                                      0                  N/A
Heller Ehrman White & McAuliffe
525 University Avenue
Palo Alto, California 94301-1900

Phillip Frost, M.D.                          5,421,528(4)              36.0%
IVAX Corp.
4400 Biscayne Boulevard
Miami, Florida 33137

Peter S. Knight                                 27,500(3)                *
1615 L. Street, N.W., Suite 650
Washington, D.C. 20036

Richard M. Krasno, Ph.D.                         7,500(3)                *
Institute of International Education
809 United Nations Plaza
New York, New York 10017-3580

Lois F. Lipsett, Ph.D.                           7,700(3)                *
3724 Jenifer Street, N.W.
Washington, D.C. 20015

Richard C. Pfenniger, Jr.                      100,000(3)                *
4400 Biscayne Boulevard, 6th Floor
Miami, Florida 33137

Percy A. Pierre, Ph.D.                               0                 N/A
Michigan State University
College of Engineering
357 Engineering Building
East Lansing, Michigan 48824-1226

Randy S. Proto                                 267,200(3)            2.06%
4400 Biscayne Boulevard, 6th Floor
Miami, Florida 33137

David D. O'Donnell                             884,956(5)            6.95%
Colorado Technical University
4435 N. Chestnut Street
Colorado Springs, Colorado 80907

Fernando L. Fernandez                           90,000(3)                *
4400 Biscayne Boulevard, 6th Floor
Miami, Florida 33137

Richard B. Salzman                              25,000(3)                *
4400 Biscayne Boulevard, 6th Floor
Miami, Florida 33137

All directors and executive officers
as a group (12 persons)                      6,860,484(6)             43.8%
---------------------

*        Represents beneficial ownership of less than one percent.

(1) All share amounts have been adjusted for a two-for-one stock split of the Company's common stock effected as of May 13, 1996.

(2) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Securities Exchange Act of 1934.

3) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of June 17, 1997 as follows: Dr. Borsting (27,500); Mr. Knight (27,500); Dr. Krasno (7,500); Dr. Lipsett
         (7,500);  Mr. Pfenniger (97,500);  Mr. Proto (265,000);  Mr. Fernandez
         (90,000); and Mr. Salzman (25,000).

(4) Includes 2,150,000 shares which may be acquired pursuant to stock purchase warrants held by Frost-Nevada, Limited Partnership (of which Dr. Frost is the sole limited partner and sole shareholder of Frost-Nevada Corporation, the general partner), exercisable within 60 days of June 17, 1997 and 237,500 shares which may be acquired pursuant to stock options held by Dr. Frost exercisable within 60 days of June 17, 1997. Exercise of these warrants and options are subject to the restrictions of the New Jersey Shareholders Protection Act.

(5) Includes 50,000 shares which may be acquired pursuant to stock options exercisable within 60 days of June 17, 1997, and 834,956 shares held in trust by Mr. O'Donnell for various family members.

(6) Includes shares described in footnotes (2) through (5) as beneficially owned.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently occupies administrative offices in Miami, Florida which are owned by IVAX Corporation. The lease between the Company and IVAX Corporation provides for an annual rental of $103,999. The Chairman of the Board of the Company is also the Chairman of the Board and a principal shareholder of IVAX Corporation.

     In April 1995, Career Master, a company 40% owned by Randy S. Proto, entered into an agreement with Ultrasound Diagnostic School pursuant to which Career Master would implement at Ultrasound Diagnostic School its system of organizing and operating job placement departments for use at the Ultrasound Diagnostic School teaching facilities. In addition to paying a small fee for the service, Ultrasound Diagnostic School agreed to purchase, over a two-year period, approximately $160,000 in text books and related materials from Career Master to be resold to Ultrasound Diagnostic School students. In connection with the transaction, options to purchase 20,000 shares (10,000 shares before giving effect to the two-for-one stock split effected as of May 13, 1996) were granted to David Royka, Vice President of Career Services for the Associate Degree Division and a principal of Career Master. In fiscal 1997, Ultrasound Diagnostic School purchased $78,866.65 in textbooks from Career Master pursuant to this agreement.


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

         (a)(3)   Exhibits


EXHIBIT
NUMBER     DESCRIPTION                                 METHOD OF FILING
-------    ---------------                             ----------------------------------------

3.1        Certificate of Incorporation,               Incorporated by reference to Whitman's
           as amended                                  Form 8-K/A-1 dated April 11, 1996.

3.2        By-Laws, as amended                         Filed herewith.

10.1       Registration Rights Agreement               Incorporated by reference to Whitman's
           dated as of April 6, 1992                   Report on Form 8-K dated April 6, 1992.

10.2       Amended and Restated 1986 Directors         Incorporated by reference to Whitman's
           and Consultants Stock Option Plan           Registration Statement on Form S-8
                                                       filed September 9, 1992.

10.3       1992 Incentive Stock Option Plan            Incorporated by reference to Whitman's
                                                       Proxy Statement for the Annual Meeting
                                                       of Shareholders held on November 19,
                                                       1992.

10.4       Whitman Education Group, Inc.               Filed herewith.
           1996 Stock Option Plan, as amended

10.5       Asset Purchase Agreement, dated             Incorporated by reference to Whitman's
           November 30, 1994 among Whitman             Report on Form 8-K dated
           Medical Corp., Whitman Acquisition          November 30, 1994.
           Corporation, Sanford-Brown College,
           Inc., James L. Combs*







10.6      Escrow Agreement dated                       Incorporated by reference to Whitman's
          December 21, 1994, among Whitman             Report on Form 8-K dated
          Acquisition Corporation, Sanford-Brown       December 21, 1994.
          College, Inc., and Midlantic Bank, N.A.,
          as Escrow Agent

10.7      Amendment No. 1 to Asset Purchase            Filed herewith.
          Agreement and Escrow Agreement
          among Sanford Brown College, Inc.
          (f/k/a Whitman Acquisition Corp.),
          James L. Combs, as successor-in-
          interest to Sanford Brown College, Inc.,
          a Missouri corporation and Midlantic
          Bank, N.A., as Escrow Agent

10.8      Non-Competition Agreement dated              Incorporated by reference to Whitman's
          December 21, 1994 among Whitman              Report on Form 8-K dated
          Acquisition Corporation, Sanford Brown       December 21, 1994.
          College, Inc., James L. Combs

10.9      Form of Stock Purchase Warrant to purchase   Incorporated by reference to Whitman's
          575,000 shares of common stock to be         Report on Form 8-K dated
          issued by Whitman Medical Corp. in favor     December 21, 1994.
          of Frost-Nevada, Limited Partnership

10.10     Agreement and Plan of Merger                 Incorporated by reference to Whitman's
          dated September 12, 1995 among               Form 8-K/A-1 dated April 11, 1996.
          Whitman Education Group, Inc.,
          Whitman Medical Acquisition Corp.
          and M.D.J.B., Inc. *

10.11     First Amendment to Agreement and             Incorporated by reference to Whitman's
          Plan of Merger dated December 13,            Form 8-K/A-1 dated April 11, 1996.
          1995 among Whitman Education Group,
          Inc., Whitman Medical Acquisition
          Corp. and M.D.J.B., Inc.

10.12     Form of Amendment to Credit Agreement        Incorporated by reference to Whitman's
          Agreement dated February 26, 1996 among      Report on Form 8-K dated February 26,
          Bank of America Illinois, Whitman Medical    1996.
          Corp. and Phillip Frost







10.13    Form of Term Note dated February 26,          Incorporated by reference to Whitman's
         1996 by Whitman Medical Corp. in favor        Report on Form 8-K dated February 26,
         of Bank of America Illinois                   1996.

10.14    Form of Revolver Note dated February 26,      Incorporated by reference to Whitman's
         1996 by Whitman Medical Corp. in favor        Report on Form 8-K dated February 26,
         of Bank of America Illinois                   1996.

10.15    Stock Purchase Warrant to purchase 650,000    Incorporated by reference to Whitman's
         shares of common stock issued by Whitman      Report on Form 8-K dated February 26,
         Medical Corp. in favor of Phillip Frost       1996.

10.16    Employment Agreement dated as of              Incorporated by reference to Whitman's
         March 29, 1996 by and between M.D.J.B.,       Report on Form 8-K/A-1 dated
         Inc. and David O'Donnell                      April 11, 1996.

10.17    Credit Agreement dated as of April 11,        Incorporated by reference to Whitman's
         1996 among Barnett Bank of South Florida,     Report on Form 10-Q for the quarter
         N.A., Whitman Education Group, Inc. and       ended June 30, 1996.
         Phillip Frost, M.D.

10.18    Form of Term Note dated April 11, 1996        Incorporated by reference to Whitman's
         by Whitman Education Group, Inc. in           Report on Form 10-Q for the quarter
         favor of Barnett Bank of South Florida, N.A.  ended June 30, 1996.

10.19    Form of Revolver Note dated April 11,         Incorporated by reference to Whitman's
         1996 by Whitman Education Group, Inc.         Report on Form 10-Q for the quarter
         in favor of Barnett Bank of South Florida,    ended June 30, 1996.
         N.A.

10.20    Second Amendment to Credit Agreement          Incorporated by reference to Whitman's
         dated October 31, 1996 among Barnett          Report on Form 10-Q for the quarter
         Bank, N.A., Whitman Education                 ended September 30, 1996.
         Group, Inc. and Phillip Frost, M.D.

10.21    Form of Revolver Note dated October 31,       Incorporated by reference to Whitman's
         1996 by Whitman Education Group, Inc.         Report on Form 10-Q for the quarter
         in favor of Barnett Bank, N.A.                ended September 30, 1996.







10.22    Form of Amended, Restated and                 Incorporated by reference to Whitman's
         Consolidated Renewal Revolver Note            Report on Form 10-Q for the quarter
         dated October 31, 1996 by Whitman             ended September 30, 1996.
         Education Group, Inc. in favor of Barnett
         Bank, N.A.

10.23    Form of Third Amendment to Credit             Filed herewith.
         Agreement dated May 19, 1997 among
         Barnett Bank, N.A., Whitman Education
         Group, Inc. and Phillip Frost, M.D.

10.24    Form of Revolver Note dated May 19,           Filed herewith.
         1997 by Whitman Education Group, Inc.
         in favor of Barnett Bank, N.A.

10.25    Form of Restated and Consolidated             Filed herewith.
         Renewal Revolver Note dated May 19,
         1997 by Whitman Education Group, Inc.
         in favor of Barnett Bank, N.A.

10.26    Form of Promissory Note dated                 Filed herewith.
         September 25, 1996 by Sanford Brown
         College, Inc. in favor of Bank One,
         Colorado, N.A.

10.27    Business Loan Agreement dated                 Filed herewith.
         September 25, 1996 by Sanford Brown
         College, Inc. and Bank One, Colorado,
         N.A.

10.28    Commercial Security Agreement dated           Filed herewith.
         September 25, 1996 between Sanford
         Brown College, Inc. and Bank One,
         Colorado, N.A.

10.29    Loan Agreement dated August 5, 1996           Filed herewith.
         between Colorado Technical University
         and Bank One, Colorado, N.A.

10.30    Form of promissory note and Schedule          Filed herewith.
         of Promissory Notes by Colorado
         Technical University, Inc. in favor of
         Bank One, Colorado, N.A.





10.31    Form of commercial security agreement        Filed herewith.
         and Schedule of Commercial Security
         Agreements between Colorado Technical
         University, Inc. and Bank One,
         Colorado, N.A.

10.32    First Amendment to Loan Agreement            Filed herewith.
         dated December 27, 1996 between
         Bank One, Colorado, N.A. and Colorado
         Technical University, Inc.

10.33    Commercial Guaranty by M.D.J.B., Inc.        Filed herewith.
         in favor of  Bank One, Colorado, N.A.

10.34    Second Amendment to Loan Agreement           Filed herewith.
         dated February 24, 1997 between Bank
         One, Colorado, N.A. and Colorado Technical
         University, Inc.

10.35    Third Amendment to Loan Agreement            Filed herewith.
         dated June 13, 1997 between Bank One,
         Colorado, N.A. and Colorado Technical
         University, Inc.

10.36    Commercial Guaranty by Whitman               Filed herewith
         Education Group, Inc. in favor of
         Bank One, Colorado, N.A.

10.37    Promissory Note dated June 13, 1997          Filed herewith.
         by Colorado Technical University, Inc.
         in favor of The Pueblo Bank and Trust
         Company

10.38    Form of Commercial Guaranty given            Filed herewith.
         by Whitman Education Group, Inc. and
         M.D.J.B., Inc. in favor of The Pueblo
         Bank and Trust Company

10.39    Commercial Security Agreement dated          Filed herewith.
         June 13, 1997 between Colorado
         Technical University, Inc. and The Pueblo
         Bank and Trust Company






10.40    Stock Purchase Agreement dated               Filed herewith.
         October 15, 1996 by and between
         Whitman Education Group, Inc. and
         The Travelers Indemnity Company

10.41    Form of Registration Rights Agreement        Filed herewith.
         among Whitman Education Group, Inc.
         and The Travelers Indemnity Company

10.42    Form of Asset Purchase Agreement dated       Incorporated by reference to Whitman's
         December 30, 1996 among Colorado             Report on Form 10-Q for the quarter
         Technical University, Inc., Lansdowne        ended December 31, 1996.
         University, Ltd., EIEA America, Inc.,
         Eastern International Educational
         Association and Dr. Chikara Higashi.*

11       Statement re computation of per              Filed herewith.
         share earnings

21       Subsidiaries                                 Incorporated by reference to Whitman's
                                                      Report on Form 10-K for the year
                                                      ended March 31, 1996.

23.1     Consent of Ernst & Young LLP                 Filed herewith.

23.2     Consent of Stockman Kast Ryan                Filed herewith.
         & Scruggs, P.C.

27       Financial Data Schedule                      Filed herewith.

----------------------

* Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.


                (b) Whitman filed a Current Report on Form 8-K dated January 27, 1997 reporting that on December 31, 1996, Colorado Technical University completed the acquisition of Huron University. The Form 8-K was amended by Form 8-K/A on February 28, 1997 to include the following financial statements and pro forma financial information with respect to Lansdowne University, Ltd. d/b/a Huron University, United States Branches: (i) audited balance sheets as of May 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years ended May 31, 1996; (ii) Huron University unaudited balance sheet and stockholders' equity as of December 30, 1996 and the related statements of operations and cash flows for the seven months ended December 30, 1996 and 1995; and (iii) Whitman Education Group, Inc. and Huron University unaudited pro forma condensed combined statements of operations for the year ended March 31, 1996 and the nine months ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WHITMAN EDUCATION GROUP, INC.


                                  BY: /S/ RICHARD C. PFENNIGER, JR.
                                  --------------------------------------------
                                     RICHARD C. PFENNIGER, JR.
                                     CHIEF EXECUTIVE OFFICER AND
                                     VICE CHAIRMAN OF THE BOARD OF DIRECTORS

DATED: JUNE 30, 1997

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                TITLE                       Date
-------------------------------    --------------------------       ---------

/s/ PHILLIP FROST                  Chairman of the Board         June 30, 1997
-------------------------------
     Phillip Frost, M.D.

/s/ RICHARD C. PFENNIGER, JR.      Vice Chairman of the Board    June 30, 1997
-------------------------------    and Chief Executive Officer
     Richard C. Pfenniger, Jr.

/s/ FERNANDO L. FERNANDEZ          Chief Financial Officer       June 30, 1997
-------------------------------    (Principal Financial and
     Fernando L. Fernandez           Accounting Officer)

/s/ JACK R. BORSTING               Director                      June 30, 1997
-------------------------------
    Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT                Director                      June 30, 1997
-------------------------------
     Peter S. Knight

/s/ LOIS F. LIPSETT                Director                      June 30, 1997
-------------------------------
     Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO              Director                      June 30, 1997
-------------------------------
     Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE                Director                      June 30, 1997
-------------------------------
     Percy A. Pierre, Ph.D.

/s/ NEIL FLANZRAICH                Director                      June 30, 1997
-------------------------------
     Neil Flanzraich

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


                                    CONTENTS

                                                                     PAGE

Report of Independent Certified Public Accountants................   F-2

Consolidated Balance Sheets.......................................   F-3

Consolidated Statements of Operations.............................   F-4

Consolidated Statements of Changes in Stockholders' Equity........   F-5

Consolidated Statements of Cash Flows.............................   F-6

Notes to Consolidated Financial Statements........................   F-8

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Whitman Education Group, Inc.

We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of M.D.J.B., Inc., a wholly-owned subsidiary, which statements reflect total assets constituting 15% in 1996, and total revenues constituting 22% in 1996 and 40% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for M.D.J.B., Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits, and for 1996 and 1995 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ [ERNST & YOUNG LLP]
                                       =======================================
                                       ERNST & YOUNG LLP

Miami, Florida
June 6, 1997




                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                               MARCH 31,
                                                                                      1997                 1996
                                                                                      ----                 ----

Assets
Current assets:
Cash and cash equivalents....................................................   $   3,853,932        $    2,762,141
Restricted cash..............................................................         511,927               363,314
Accounts receivable, less allowance for doubtful accounts
   of $2,821,261 in 1997 and $1,314,631 in 1996 .............................      18,159,383            15,619,237
Inventories..................................................................       1,084,124               795,350
Deferred income taxes........................................................         853,267               511,401
Other current assets.........................................................       1,072,511               805,137
                                                                                --------------       ---------------

Total current assets.........................................................       25,535,144           20,856,580

Property and equipment, net..................................................      10,062,815             7,017,181
Marketable securities........................................................         296,250               776,250
Deferred costs, net of accumulated amortization
   of $1,410,039 in 1997 and $1,043,703 in 1996 .............................          93,567               553,929
Deposits and other assets, net of accumulated amortization
   of $272,078 in 1997 and  $110,664 in 1996.................................       1,497,495             1,025,633
Goodwill, net................................................................      10,516,165             2,529,693
Restricted cash -escrow......................................................          16,058             2,563,999
                                                                                -----------------    ---------------

                                                                                $  48,017,494        $   35,323,265
                                                                                =============        ===============

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable.............................................................   $   2,390,283        $    1,549,494
Accrued expenses.............................................................       2,873,923             1,537,216
Income taxes payable.........................................................          34,816               348,851
Current portion of capitalized lease obligations.............................       1,040,403               919,050
Current portion of long-term debt............................................         540,565                    --
Deferred tuition revenue.....................................................      12,999,348            11,705,521
                                                                                --------------       --------------

Total current liabilities....................................................       19,879,338           16,060,132

Other liabilities............................................................         921,859               383,813
Capitalized lease obligations................................................       2,013,125             1,994,035
Long-term debt...............................................................       9,096,017             9,500,000
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000 shares, issued and outstanding 12,677,582 shares in 1997 and 10,311,782 shares in 1996,
      excluding shares held in escrow in 1996................................      20,584,014             7,590,793
   Additional paid-in capital................................................         671,536               616,500
   Retained earnings (accumulated deficit)...................................      (4,139,122)               62,040
   Treasury stock, 239,694 shares in 1997 and 232,714 shares in 1996 ........      (1,009,273)             (774,773)
   Net unrealized loss on noncurrent marketable securities...................             --               (109,275)
                                                                                --------------       ---------------
Total stockholders' equity...................................................      16,107,155             7,385,285
                                                                                --------------       ---------------

                                                                                $  48,017,494        $   35,323,265
                                                                                ==============       ===============


                       See accompanying notes to financial statements.




                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED MARCH 31,
                                                                    1997               1996            1995
                                                                    ----               ----            ----
Net revenues...........................................          $46,992,954        $39,837,949     $19,331,602

Costs and Expenses:
   Instructional and educational support...............           31,349,524         24,150,421      14,046,044
   Selling and promotion...............................            6,708,430          5,708,361       1,847,526
   General and administrative..........................           12,179,958          9,028,607       3,149,741
                                                             ----------------     --------------   -------------

Total costs and expenses...............................           50,237,912         38,887,389      19,043,311

(Loss) income from operations..........................           (3,244,958)           950,560         288,291
Other expenses:
     Interest expense, net.............................              870,990          1,187,604         312,730
     Realization of loss on
       marketable securities...........................              656,250                 --              --
                                                             ----------------     --------------   -------------

Loss before income taxes provision....................            (4,772,198)          (237,044)        (24,439)
Income tax (benefit) provision........................              (408,841)          (136,473)        122,172
                                                             ----------------     --------------   -------------

Net loss .............................................           $(4,363,357)        $ (100,571)      $(146,611)
                                                             ================     ==============   =============

Loss per share of common stock........................       $         (0.38)     $       (0.01)   $      (0.02)
                                                             ================     ==============   =============

Average number of common stock and common stock
   equivalent shares outstanding, excluding common
   stock shares held in escrow in 1996 and 1995.......            11,404,862         10,235,956       9,273,816
                                                             ================     =============    =============







                       See accompanying notes to financial statements.




                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEAR ENDED MARCH 31, 1997, 1996 AND 1995
                                                                                                            NET
                                                                                                         UNREALIZED
                                                                                                          (LOSS)
                                                                                                          GAIN ON
                                         COMMON                  ADDITIONAL   RETAINED                   NONCURRENT
                                         SHARES       COMMON      PAID-IN     EARNINGS       TREASURY    MARKETABLE
                                      OUTSTANDING     STOCK       CAPITAL     (DEFICIT)       STOCK      SECURITIES      TOTAL
                                      -----------   ----------   ----------  ----------     ----------   -----------  -----------

Balance at March 31, 1994               9,201,942   $6,041,461   $     --    $  309,222     $(430,500)   $(202,500)   $5,717,683
Shares issued for exercise
  of stock options and warrants           810,960    1,002,942         --            --            --           --     1,002,942
Shares issued in acquisition              196,464      500,000         --            --            --           --       500,000
Value of warrants issued
  for loan guarantee                           --           --    280,500            --            --           --       280,500
Shares repurchased and  cancelled              --      (98,626)        --            --            --           --       (98,626)
Net loss                                       --           --         --      (146,611)           --           --      (146,611)
                                      -----------   ----------   ----------  -----------    ----------   ----------   -----------

Balance at March 31, 1995              10,209,366    7,445,777    280,500       162,611      (430,500)    (202,500)    7,255,888
Shares issued for exercise
  of options                              218,382      426,121         --            --            --           --       426,121
Shares repurchased in connection
  with exercise of options              (115,966)           --         --            --      (344,273)          --      (344,273)
Value of warrants issued
  for loan guarantee                          --            --    336,000            --            --           --       336,000
Shares repurchased and cancelled              --      (306,000)        --            --            --           --      (306,000)
Shares issued for cash                        --        24,895         --            --            --           --        24,895
Net unrealized gain on non-current
  marketable securities                       --            --         --            --            --       93,225        93,225
Net loss                                      --            --         --      (100,571)           --           --      (100,571)
                                      -----------  -----------   ---------  ------------    ----------  ----------   ------------

Balance at March 31, 1996              10,311,782    7,590,793    616,500        62,040      (774,773)    (109,275)    7,385,285

Shares issued for exercise of options     351,168      881,476         --            --            --           --       881,476
Value of stock options issued for
  services rendered                            --           --     55,036            --            --           --        55,036
Shares issued, previously escrowed
  in connection with purchase of SBC    1,021,612    5,632,126         --            --            --           --     5,632,126
Shares repurchased in connection with
  exercise of options                    (46,980)           --         --            --      (437,500)          --      (437,500)
Shares issued in connection with
  purchase of DFAS                         40,000           --         --            --       203,000           --       203,000
Shares issued in connection with a
  private placement                     1,000,000    6,479,619         --            --            --           --     6,479,619
Realization of loss on
  marketable securities                        --           --         --            --            --      109,275       109,275
Net income of Colorado Tech for
  the three months ended March 31, 1996        --           --         --       162,195            --           --       162,195
Net loss                                       --           --         --    (4,363,357)           --           --    (4,363,357)
                                      -----------  -----------   ---------  -------------   ----------  ----------   ------------

Balance at March 31, 1997              12,677,582  $20,584,014   $671,536   $(4,139,122)  $(1,009,273)  $       --   $16,107,155
                                      ===========  ===========   =========  ============  ============  ==========   ============






                 See accompanying notes to financial statements.




                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       YEAR ENDED MARCH 31,
                                                              1997            1996           1995
                                                         -------------   -------------   -------------

Cash flows from operating activities:
Net loss .............................................   $ (4,363,357)   $   (100,571)   $   (146,611)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization ......................      2,772,520       1,930,116       1,058,971
  Bad debt expense ...................................      3,245,314       1,835,736         893,043
  Deferred tax (benefit) provision ...................       (408,841)       (482,917)         32,456
  Loss on sale of equipment ..........................           --            21,828           9,338
  Realization of loss on marketable securities........        656,250            --                --
Changes in operating assets and liabilities, net of
  effects from purchase of SBC and Huron:
      Restricted cash ................................       (169,481)        (17,288)       (346,026)
      Accounts receivable ............................     (4,911,368)     (1,488,120)     (6,410,532)
      Inventories ....................................       (199,634)       (269,811)       (220,665)
      Other current assets ...........................       (449,264)        208,402        (174,540)
      Deferred costs .................................        (98,047)         (4,878)       (191,792)
      Deposits and other assets ......................         15,086        (172,592)        (90,377)
      Accounts payable ...............................        416,411          97,113         187,189
      Accrued expenses ...............................      1,359,655         477,102          32,120
      Income taxes payable ...........................       (163,980)        190,701          17,272
      Deferred tuition revenue .......................        243,393           6,252       3,226,597
      Other ..........................................       (156,254)        (24,427)         34,041
                                                         -------------    ------------    ------------
  Net cash (used in) provided by operating activities      (2,211,597)      2,206,646      (2,089,516)
                                                         -------------    ------------    ------------

Cash flows from investing activities:
Acquisition of Sanford-Brown College .................             --              --      (2,590,110)
Payments into escrow for acquisition of
  Sanford-Brown College ..............................        (61,267)       (163,999)     (2,400,000)
Purchase of property and equipment ...................     (3,870,181)     (1,882,873)       (682,224)
Proceeds from sale of equipment ......................             --          24,048          45,700
                                                         -------------    ------------    ------------
Net cash used in investing activities ................     (3,931,448)     (2,022,824)     (5,626,634)
                                                         -------------    ------------    ------------

Cash flows from financing activities:
Proceeds from long-term bank loan ....................             --              --       6,000,000
Proceeds from revolving line of credit
  and long-term borrowings ...........................     32,868,173       7,390,000       2,428,621
Principal payments on revolving line of credit,
  long-term borrowings and other liability ...........    (32,731,592)     (5,623,533)       (842,000)
Principal payments on capitalized lease obligations ..     (1,010,601)       (776,172)       (392,985)
Proceeds from exercise of options and warrants .......        443,976          81,848       1,002,942
Proceeds from sale of common stock ...................      6,479,619          24,895              --
Repurchase of common stock ...........................             --        (153,000)        (98,626)
Principal payments on note to former stockholder .....             --        (153,000)             --
Proceeds from Huron acquisition ......................      1,200,683              --              --
                                                         ------------    ------------    ------------

Net cash provided by financing activities ............      7,250,258         791,038       8,097,952
                                                         ------------    ------------    ------------

Increase in cash and cash equivalents ................      1,107,213         974,860         381,802
Cash and cash equivalents at beginning of year .......      2,762,141       1,787,281       1,405,479
CTU activity for the three-months ended March 31, 1996        (15,422)             --              --
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of year .............   $  3,853,932    $  2,762,141    $  1,787,281
                                                         ============    ============    ============

                        Continued on the following page.




                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS --(CONTINUED)

                                                                      YEAR ENDED MARCH 31,
                                                                1997          1996          1995
                                                           -----------    -----------    ----------


Supplemental disclosures of noncash financing
and investing activities:
Long-term maintenance contract financed
  through leasing company .............................            --     $    621,000         --
                                                          =============   ============   ==========

Equipment acquired under capital leases ...............   $   1,181,153   $  1,157,133   $1,782,960
                                                          =============   ============   ==========

Note issued in connection with repurchase of
   common stock .......................................            --     $    153,000         --
                                                          =============   ============   ==========

Assets acquired in Huron acquisition ..................   $   1,467,220           --           --
                                                          -------------   ============   ==========

Liabilities assumed in Huron acquisition ..............   $   2,667,903           --           --
                                                          -------------   ============   ==========

Release of restricted cash previously in escrow for SBC
    acquisition .......................................   $   2,400,000           --           --
                                                          -------------   ============   ==========

Treasury stock issued for purchase of DFAS ............   $     203,000           --           --
                                                          =============   ============   ==========

Value of stock options issued for services rendered ...   $      55,036           --           --
                                                          =============   ============   ==========

Stock issued in connection with acquisition of SBC ....   $   5,632,126           --     $  500,000
                                                          =============   ============   ==========

Supplemental disclosures of cash flow information:

Interest paid .........................................   $     877,494   $    984,992   $  324,375
                                                          =============   ============   ==========
Income taxes paid .....................................   $     211,479   $    148,405   $  141,955
                                                          =============   ============   ==========





                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Whitman Education Group, Inc. and Subsidiaries' ("Whitman" or the "Company") primary business is the operation of degree and non-degree granting proprietary schools devoted to career training primarily in the medical, technical, and business fields. The Company's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and M.D.J.B., Inc., the parent corporation of Colorado Tech University ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965 to pay for a substantial portion of their tuition.

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

RESTRICTED CASH

         Restricted cash represents 25% of the Company's Title IV program refunds made in the previous fiscal year, as required by the United States Department of Education ("DOE"). Such funds are held in separate bank accounts and other short-term investments.

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INVENTORY

         Inventory consists primarily of books, uniforms and supplies and is valued at the lower of cost or market using the FIFO (first-in, first-out) method.

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

DEFERRED COSTS

         Deferred costs consist primarily of costs associated with the opening of new school locations, the expansion of facilities to accommodate new programs and the development of new curriculum at existing locations. Prior to January 1996, such costs had been amortized on a straight-line basis over thirty-six months.

         Effective January 1, 1996, the Company changed the amortization period of deferred costs from a 36 month period to a 12 month period. The change in estimate was accounted for on a prospective basis and increased amortization expense in the fourth quarter ended March 31, 1996 by approximately $16,000 and increased amortization expense in fiscal year 1997 by approximately $129,000. Had this change in accounting estimate been implemented in prior periods, the estimated effect on amortization expense for the year ended March 31, 1996 and March 31, 1995 would have approximated an increase of $2,000 and a decrease of $94,000, respectively.

GOODWILL

         The Company amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing Company businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

within projections. As of March 31, 1997 and 1996, accumulated amortization was $306,965 and $184,951, respectively.

LOSS PER COMMON SHARE

    Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. The effect of escrowed shares, outstanding stock options and warrants is not included because it would be antidilutive.

ADVERTISING

         Advertising expense which is included in selling and promotion amounted to approximately $3,223,000, $2,628,000 and $1,045,000 for 1997, 1996 and 1995,
respectively.

         In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP), "Reporting on Advertising Costs." The SOP generally requires advertising costs to be expensed as incurred. Adoption of the SOP in fiscal year 1996, resulted in a charge of $90,000, which is included in advertising expense described above, related to the amortization of the prepaid marketing balance at March 31, 1995 for CTU. Prior to adopting the SOP, CTU's marketing costs were deferred and amortized to expense in the subsequent quarter.

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

         In fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121," Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adopting SFAS No. 121 was not material.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with provisions of SFAS 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations treatment for its stock plan. Under APB 25, because the exercise price of the Company's employee stock options are less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share," which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The restated basic and diluted earnings or loss per share to be reported upon adoption of SFAS No. 128 will not differ from amounts reported under existing accounting rules for all periods reported by the Company through March 31, 1997.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS

HURON UNIVERSITY

         On December 30, 1996 CTU acquired the South Dakota operations and certain assets at two campuses of Huron University. The purchase price consisted of $2.25 million of which approximately $1.95 million was paid in cash (of which $200,000 was placed in escrow for post-closing adjustments), acquisition costs of $150,000 and the assumption of $1.4 million of net liabilities. In addition, the Company assigned the right to purchase the Huron real property to a third party, Huron Education, Inc. ("HEI"), a South Dakota not-for-profit organization, in exchange for $3.9 million and simultaneously leased the real property from HEI upon the satisfaction of $757,000 in existing mortgages and after placing $500,000 in escrow to be used for the satisfaction of assumed cash obligations of Huron University. In connection with this transaction, the community of Huron, South Dakota, through HEI paid to the Company $527,000 (which is included in the $3.9 million received from HEI) as an inducement for the Company to acquire the operations of Huron University. This inducement has been accounted for as a deferred credit and will be amortized over the lease period of nine years. These transactions resulted in a net purchase price of $1,500,000 (comprised of the receipt of cash totalling $1,200,000 and the assumption of current liabilities totalling $2,700,000) which was allocated to current assets totalling $1,500,000. The purchase price allocation is based on preliminary data.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired are included in the Company's balance sheets as of March 31, 1997 and operations have been included in the Company's operations beginning on January 1, 1997.

     The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the fiscal year ended March 31, 1997 and 1996 as if the transaction had occurred at April 1, 1996 and 1995, respectively, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the dates indicated or which may be obtained in the future (amounts are in thousands, except per share amounts).

                                               1997          1996
                                            --------       -------
              Net revenues..............  $  49,727      $ 45,670
              Net loss .................     (5,029)         (949)
              Loss per common share.....      (0.44)        (0.09)

         Huron University operated as a regionally accredited degree granting institution with campuses in Huron and Sioux Falls, South Dakota, enrolling approximately 600 students primarily

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS - (CONTINUED)

in management, health sciences, general studies and other programs. Huron University confers degrees at the associate's, bachelor's and master's levels.

     Effective December 30, 1996, CTU entered into a lease with HEI which provides for a nine year term with an option to renew for an additional six year term (See Note 11). The lease also provides CTU with an option to purchase the property at any time during the lease term.

         Huron was a participating institution under one or more of the student financial assistance programs of Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The Title IV Programs are administered by the United States Department of Education ("DOE"). The sale of the assets described above terminated Huron University's access to the Title IV Program funds until its certification as additional locations of CTU which occurred in April of 1997. The previous owner of Huron University has established a $300,000 letter of credit for the benefit of DOE and CTU for any Title IV liabilities relating to periods prior to December 30, 1996.

COLORADO TECHNICAL UNIVERSITY

         On March 29, 1996, the Company completed the merger with CTU, a regionally accredited degree granting institution. CTU currently operates four campuses, two in Colorado and two in South Dakota, and has approximately 2,400 students enrolled primarily in computer science, engineering and management programs. CTU confers degrees at the associate's, bachelor's, master's and doctoral levels.

         In connection with the merger, the Company issued 2,499,870 shares of its common stock in exchange for all of the issued and outstanding stock of CTU. The merger was accounted for using the pooling of interests method of accounting and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of CTU for all periods prior to the merger. Prior to the merger, CTU had reported its financial results on a calendar year basis. The consolidated financial statements for the year ended March 31, 1997 have been adjusted to conform CTU's year end with that of the Company. The effect arising from the exclusion of net income of of $162,195 for the three month period ended March 31, 1996 in the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997, is presented in the accompanying consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of CTU. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of CTU. Accordingly, the consolidated financial statements for the periods ending on or prior to March 31, 1996 include the operating results of the Company on a March 31 fiscal year basis and of CTU on a calendar year

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS - (CONTINUED)

basis. If the consolidated financial statements for the year ended March 31, 1996 had been adjusted to conform CTU's year end with that of the Company, the net effect would have resulted in an increase in net revenues of approximately $152,000 and an increase in net loss of $55,000.

     Combined and separate results of the merged entities, Whitman and CTU, are presented in the following table (unaudited):


                                     YEAR ENDED MARCH 31,
                                   1996               1995
                              -----------        -----------
Total revenues
    Whitman................   $30,910,437         $11,464,080
    CTU....................     8,927,512           7,867,522
                              -----------         -----------
    Combined...............   $39,837,949         $19,331,602
                              -----------         -----------

Net (loss) income
    Whitman................   $  (398,146)         $ (354,979)
    CTU....................       297,575             208,368
                              ------------         -----------
    Combined...............   $  (100,571)         $ (146,611)
                              ============         ===========

(Loss) income per share
    Whitman................   $     (0.04)         $    (0.04)
    CTU....................          0.03                0.02
                              ------------         -----------

    Combined...............   $     (0.01)         $    (0.02)
                              ============         ===========

         In connection with the merger, approximately $560,000 of costs and expenses were incurred and were charged to administrative expenses in the fourth quarter of 1996. Merger and acquisition expenses include legal, accounting and other costs of consolidating.

SANFORD-BROWN COLLEGE

         On December 21, 1994, the Company completed the purchase of SBC, a privately held proprietary business and allied healthcare college. SBC was acquired for $3.5 million cash and $500,000 (196,564 shares) in common stock and contingent consideration of $2.4 million in cash and 1,021,612 shares of common stock held in escrow. In the fourth quarter of fiscal 1997, the conditions for the release of the cash and common stock held in escrow were satisfied. Accordingly, the Company released the funds and common stock held in escrow to the seller of SBC, resulting

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS - (CONTINUED)

in an increase in goodwill and equity of approximately $8.0 million and $1.9 million, respectively, in the fourth quarter of fiscal 1997.

         The acquisition of SBC has been accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities of SBC based on their relative fair market value which approximated their net book value. The purchase price and expenses associated with the acquisition exceeded the fair value of SBC's net assets by approximately $10.6 million which has been assigned to goodwill. In connection with the acquisition, the Company acquired assets with a fair market value of approximately $6.3 million and assumed liabilities of approximately $4.6 million.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operation of the Company and its subsidiaries assuming the acquisition of SBC, described above, occurred at the beginning of fiscal 1995:

                  Net revenues............ $30,312,125
                  Income before taxes.....     584,424
                  Net income..............     324,254
                  Net income per share....         .03

3.       ACCOUNTS RECEIVABLE

         A summary of activity for the allowance for doubtful accounts is as follows:

                                                 YEAR ENDED MARCH 31,
                                           1997          1996            1995
                                       -----------    -----------    -----------

Balance at beginning of year .......   $ 1,314,631    $ 1,011,808    $   150,250
Net activity of CTU for the three
  months ended March 31, 1996 ......        20,099           --             --
Acquisition of Huron ...............        40,000           --             --
Acquisition of SBC .................          --             --          943,999
Charged to expense .................     3,245,314      1,835,736        892,983
Accounts charged-off during the year    (1,798,783)    (1,532,913)      (975,424)
                                       -----------    -----------    -----------

Balance at end of year .............   $ 2,821,261    $ 1,314,631    $ 1,011,808
                                       ===========    ===========    ===========

         During the fourth quarter of fiscal year 1997, $1,333,000 was charged to expense.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                            MARCH 31,
                                                       1997            1996
                                                   -----------      ----------
Equipment........................................  $ 9,657,690     $ 7,013,501
Leasehold improvements...........................    3,263,828       2,021,854
Furniture and fixtures...........................    1,964,677       1,247,927
Other............................................    1,353,705         979,068
                                                   -----------     -----------
                                                    16,239,900      11,262,350
Less accumulated depreciation and amortization...   (6,177,085)     (4,245,169)
                                                   ------------    -----------

                                                   $10,062,815     $ 7,017,181
                                                   ===========     ===========

5.       MARKETABLE SECURITIES

     The Company's marketable equity securities, which are considered available-for-sale, have been classified as non-current as it is the Company's intention to hold such securities for the foreseeable future. During the fourth quarter of fiscal 1997, the Company determined that the marketable securities should be written down as a result of an other than temporary decline in value. The total writedown in the fourth quarter of fiscal 1997 of $656,250 includes $176,250 ($109,275 net of income taxes) which was previously reported as an unrealized loss on noncurrent marketable securities in the Company's March 31,1996 stockholders' equity.

Noncurrent marketable securities--IVAX Common Stock, 30,000 shares:

                                     MARCH 31,
                             -----------------------
                                1997          1996
                             --------       --------

Cost......................   $952,500       $952,500
Gross unrealized loss.....         --       (176,250)
Realized loss.............   (656,250)            --
                             ---------      --------
Estimated fair value......   $296,250       $776,250
                             ========       ========

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.       INCOME TAXES

         The components of the income tax (benefit) provision are as follows:

                           YEAR ENDED MARCH 31,
                   -----------------------------------
                       1997        1996         1995
                   ----------   ----------    --------

Current........... $      --    $ 346,444     $ 89,716
Deferred..........  (408,841)    (482,917)      32,456
                    ---------   ---------      -------
Total............. $(408,841)   $(136,473)    $122,172
                   ==========   ==========    ========

         The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:

                                          YEAR ENDED MARCH 31,
                                     ----------------------------
                                       1997      1996       1995
                                     --------   -------   -------

Statutory tax rate .............      (34.0)%    (34.0)%   (34.0)%
State income taxes, net ........       (4.5)       4.0       4.0
Permanent differences ..........        0.9       22.7     128.3
Change in valuation allowance ..       35.9      (54.4)    328.6
Other, net .....................       (6.9)      (3.1)      4.2
Results of separate MDJB filings         --        7.2      68.9
                                      ------     ------    ------

Effective tax rate .............       (8.6)%    (57.6)%   500.0%
                                       ======    =======   ======

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.       INCOME TAXES - (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:



                                                            MARCH 31,
                                                  --------------------------
                                                      1997            1996
                                                  -----------    -----------
Deferred tax assets:
     Accrued expenses .........................   $   321,000    $    45,000
     Reserves and allowances ..................       748,000        190,000
     Tax credits ..............................        39,000         34,000
     Net operating loss carryforwards .........     1,463,000        310,000
     Unrealized depreciation in equity security       266,000         67,000
     Other (net) ..............................        47,000           --
                                                  -----------    -----------
Total deferred tax assets .....................     2,884,000        646,000
Valuation allowance ...........................    (1,714,000)          --
                                                  -----------    -----------
Total deferred tax assets` ....................     1,170,000        646,000

Deferred tax liabilities:
     Prepaid expenses .........................       (22,000)       (44,000)
     Depreciation and amortization ............      (295,000)       (91,000)
                                                   -----------    -----------
Total deferred tax liabilities ................      (317,000)      (135,000)
                                                  ------------    -----------
Total net deferred taxes ......................   $   853,000       $511,000
                                                  ============    ===========

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,714,000 valuation allowance at March 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,714,000. At March 31, 1997, the Company has available net operating loss carryforwards of $3,789,000 expiring in the years 2010 through 2012.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.   DEBT

     Long-term debt consists of the following:


                                                                              MARCH 31,
                                                                       -----------------------
                                                                          1997         1996
                                                                       ----------   ----------

Term note due April 14, 1999,  (as amended on February 26, 1996, see Note 10) with interest at prime less 1/2%, 7.75%
   at March 31, 1996 ............................................... $       --     $6,000,000

$2.5 million revolving credit facility expiring October 15,
   1997, (as amended on February 26, 1996, see Note 10)
   with interest at prime less 1/2%, 7.75% at
   March 31, 1996 (terminated on October 31, 1996)....................        --     2,500,000

$5.5 million  revolving credit facility expiring April 14, 1999 with interest at the lower of prime less 1.25% or LIBOR
   plus 1.50%, 7.25% at March 31, 1997 .............................  5,500,000            --

$2.0 million  revolving credit facility  expiring May 30,
   1998, with interest at prime (floor of 6% and ceiling of
   11%), 8.5% at March 31, 1997 and at prime plus 1%,
   9.25% at March 31, 1996 .........................................  2,000,000     1,000,000

Notes payable in monthly installments through 2002, interest
   rates ranging from 8.875% to 9% .................................  1,210,161            --

Note payable in monthly installments due January 1, 2000,
   with interest at 9% .............................................    926,421            --
                                                                     ----------   -----------

Total ..............................................................  9,636,582    9,500,000

Less current portion ...............................................   (540,565)         --
                                                                     ----------   ----------
                                                                     $9,096,017   $9,500,000
                                                                     ==========   ==========

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       DEBT - (CONTINUED)

     In October 1996, the Company made a $3.0 million principal reduction to its $6.0 million term note. The remaining $3.0 million balance was replaced by a $3.0 million revolving credit facility, which was then combined with the Company's $2.5 million revolving credit facility into a $5.5 million revolving credit facility which matures on April 14, 1999.

     The note payable of $1.2 million and the $2.0 million revolving credit facility are secured by the accounts receivable, inventory and furniture and equipment of CTU and by a life insurance policy on the President of CTU. The $2.0 million credit facility also requires the Company to maintain certain minimum financial ratios, all of which have been met at March 31, 1997.

     The revolving credit facility of $5.5 million is guaranteed by the Chairman of the Board of the Company. On May 21, 1997, the $5.5 million revolving credit facility was increased from $5.5 million to $7.5 million under the same terms and conditions.

     On June 13, 1997, the Company entered into a $1.5 million loan agreement with a new lender. Under the terms of this agreement, the Company is required to draw down the $1.5 million or on before December 12, 1997 and shall pay interest only through July 1998 and thereafter pay monthly principal and interest installments through June 2002 at prime plus 1.25%.

         On June 4, 1997, the remaining balance of the $926,421 note payable was refinanced with the former owner of SBC, and is payable in monthly installments of interest of $9,000 bearing interest at 12% secured by equipment. The principal balance and all unpaid interest is due on June 3, 1998.

         Aggregate maturities of long-term debt at March 31, 1997 are as follows:

              FISCAL YEAR
                 1998......... $   540,565
                 1999.........   2,992,143
                 2000.........   6,017,783
                 2001.........      43,760
                 2002.........      42,331
                               -----------
                               $ 9,636,582
                               ===========

8.       CAPITALIZED LEASE OBLIGATIONS

         The Company leases equipment under several lease agreements which are accounted for as capitalized leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.       CAPITALIZED LEASE OBLIGATIONS - (CONTINUED)

         During 1997 and 1996, the Company entered into leases totaling approximately $1,181,000 and $1,250,000, respectively, in connection with the purchase of equipment . The amortization of leased assets of $740,809 and $225,866 for the year ended March 31, 1997 and 1996, respectively, is included in depreciation. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:

                                         1997             1996
                                     -----------       ----------

Equipment..........................  $ 4,685,243       $3,844,881
Furniture and fixtures.............       66,971           66,971
Automobiles........................       21,789           76,667
Leasehold improvements.............           --           58,453
                                     -----------        ---------
                                      4,774,003         4,046,972
Less accumulated amortization......  (1,659,732)        (733,144)
                                     -----------        ---------
                                     $ 3,114,271       $3,313,828
                                     ===========       ==========

Amortization of leased assets is included in depreciation.

Future minimum lease payments under capital leases are as follows:

YEAR ENDED MARCH 31:

1998.............................................   $1,310,933
1999.............................................    1,016,288
2000.............................................      807,219
2001.............................................      295,595
2002.............................................      223,154
                                                    ----------

Total minimum lease payments.....................    3,653,189
Less amount representing interest (8%-12%).......     (599,661)
Less amount classified as current................   (1,040,403)
                                                   ------------

                                                    $2,013,125
                                                   ============

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.       EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company matches a portion of such contributions up to a maximum percentage of the employee's compensation. The Company's contributions to the plan were approximately $97,000, $85,000 and $14,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

10.      STOCK OPTION PLANS AND WARRANTS

         The Company has adopted stock option plans under which employees, directors and consultants of the Company may be issued options covering up to 3,367,000 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years. A summary of stock option activity related to the Company's stock option plans is as follows:

                                       WEIGHTED
                                    AVERAGE EXERCISE        NUMBER
                                     PRICE PER SHARE      OF SHARES
                                    ----------------      ---------

Outstanding March 31, 1994...........   $2.78             1,110,000
Granted..............................    2.34               754,100
Exercised............................    2.37               (40,000)
Cancelled............................    2.46               (67,500)
                                                          ----------

Outstanding March 31, 1995...........    2.62             1,756,600
Granted..............................    3.46               600,000
Exercised............................    1.95              (218,382)
Cancelled............................    2.24               (54,818)
                                                          ----------

Outstanding March 31, 1996...........    2.94            2,083,400
Granted..............................    5.83              993,750
Exercised............................    2.51             (351,466)
Cancelled............................    3.67              (98,584)
                                                        -----------

Outstanding March 31, 1997...........    4.07            2,627,100
                                                        ===========

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      STOCK OPTION PLANS AND WARRANTS - (CONTINUED)

         As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free rates of 6.4% and 6.1%; no dividend yields for both; volatility factors of the expected market price of the Company's common stock of 0.773 and 0.723 for both; and a weighted-average expected life of the option of 9.1 years for both. The weighted-average fair value of the stock options for the years 1997 and 1996 were $4.12 and $3.09, respectively.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's fiscal 1997 and 1996 pro forma information follows:

                                                 1997             1996
                                             ------------     ----------

            Net loss                         $(5,198,899)     $(156,226)
            Loss per common and common
               equivalent share              $     (0.46)     $   (0.02)

         The 1997 pro forma effect on net income is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

         The exercise price of options outstanding for fiscal years 1997 and 1996 ranged as follows:

                                 NUMBER          WEIGHTED AVERAGE REMAINING
         EXERCISE PRICE        OF OPTIONS         CONTRACTUAL LIFE (YEARS)
         $2.84 - $4.26           485,000                    8.61
         $4.27 - $6.39           971,750                    9.65
         $6.40 - $8.63           137,000                    9.51

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      STOCK OPTION PLANS AND WARRANTS - (CONTINUED)

     Stock options totalling 1,155,766 and 1,162,668 were exercisable at the end of fiscal 1997 and 1996, respectively. Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 6,608,843 shares.

     The Company has 2,150,000 warrants outstanding at an average exercise price of $3.81 maturing between January 2000 and February 2001.


11.      LEASE COMMITMENTS

         The Company leases classroom and office space under operating leases in various buildings where the schools are located. Certain of the Company's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases are as follows:

YEAR ENDED MARCH 31,
--------------------

1998.................................     $ 3,768,455
1999.................................       3,722,051
2000.................................       3,558,602
2001.................................       2,961,143
2002.................................       2,139,095
Thereafter...........................       7,651,011
                                          -----------

Total minimum lease payments........      $23,800,357
                                          ===========

         Rent expense during fiscal 1997, 1996 and 1995 was $3,765,952, $3,017,036 and $1,604,891, respectively.

12.      RELATED PARTY TRANSACTIONS

         The Seller of SBC is the beneficial owner of three buildings occupied by SBC under lease agreements. In the fiscal years ended March 31, 1997 and 1996, the Company's SBC subsidiary paid the Seller rent totalling $432,000 and $429,000, respectively.

         In April 1995, the Company entered into an agreement with another company 40% owned by the Company's president. In addition to paying a fee for services, the Company agreed to purchase textbooks and materials totaling $160,000 over a two-year period. These textbooks and materials will be resold to the Company's students. In the fiscal years ended March 31, 1997 and 1996, the Company purchased $78,900 and $66,600 in textbooks from that entity.

         In February 1996, the Company moved its headquarters to Miami, Florida. The Company occupies office space in a building owned by the IVAX Corporation. A director and shareholder of the Company is also Chairman of IVAX Corporation. In fiscal 1997, the Company incurred rent expense in the amount of $125,000, which is included in accrued expenses in the consolidated balance sheet at March 31, 1997.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.      COMMITMENTS AND CONTINGENCIES

     In fiscal 1997 the Company entered into financing agreements to acquire capital equipment totaling $1,738,000. In fiscal 1997, $847,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. The Company has $361,000 of letters of credit outstanding at March 31, 1997.

     The schools and colleges operated by the Company participate in various student financial aid programs. These programs are subject to respective periodic review by the United States Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. In fiscal 1995, the DOE conducted a Federal program review on SBC's Title IV activity for the award years 1992 through 1994. On November 7, 1996, the DOE issued its program review reports which cited various deficiencies in the administration of federal student financial aid programs at SBC. The Company has disputed some of the DOE's findings and is currently working with the DOE to resolve all of the remaining issues. The asset purchase agreement with SBC provides for the seller's indemnification of the Company for any material liability that may result from the program reviews and the seller has deposited $500,000 with the Company in recognition of that obligation. It is the Company's belief that the program review liability will not materially exceed $500,000.

     The Company is a party to routine litigation incidental to its business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on the Company's financial condition or results of operations.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expense approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities approximate fair value because the interest rate is tied to a quoted variable index.