Form 10-Q
period 1997-06-30
WHITMAN EDUCATION GROUP INC
filed 1997-08-13
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.



           New Jersey                                    22-2246554
-------------------------------                      --------------------
(State of other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        4400 Biscayne Boulevard, 6th Floor, Miami, Florida     33137
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                 (305) 575-6534
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X        No
                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         AS OF AUGUST 11, 1997, THERE WERE 12,678,582 SHARES OF COMMON STOCK OUTSTANDING.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.........................................     3
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.............................    12

                         PART 1 - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,             MARCH 31,
                                                                        1997                 1997
                                                                      --------             ---------
                                                                    (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents.........................................  $  2,373,881        $   3,853,932
Restricted cash...................................................       511,927              511,927
Accounts receivable, net..........................................    19,255,136           18,159,383
Inventories.......................................................     1,148,361            1,084,124
Deferred income taxes.............................................       853,267              853,267
Other current assets..............................................     1,113,437            1,072,511
                                                                    ------------        -------------

Total current assets..............................................    25,256,009           25,535,144

Property and equipment, net.......................................    10,917,218           10,062,815
Marketable securities.............................................       296,250              296,250
Deferred costs....................................................        63,568               93,567
Deposits and other assets, net ...................................     1,369,451            1,497,495
Goodwill, net.....................................................    10,442,005           10,516,165
Restricted cash -escrow...........................................        16,058               16,058
                                                                    ------------        -------------

                                                                    $ 48,360,559        $  48,017,494
                                                                    ============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..................................................  $  1,922,815        $   2,390,283
Accrued expenses..................................................     2,883,963            2,873,923
Income taxes payable..............................................        26,112               34,816
Short-term notes payable..........................................       900,000                   --
Current portion of capitalized lease obligations..................       973,592            1,040,403
Current portion of long-term debt.................................       296,158              540,565
Deferred tuition revenue..........................................    13,720,687           12,999,348
                                                                    ------------        -------------

Total current liabilities.........................................    20,723,327           19,879,338

Other liabilities.................................................       872,893              921,859
Capitalized lease obligations.....................................     1,780,934            2,013,125
Long-term debt....................................................    10,247,073            9,096,017
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000
      shares, issued and outstanding 12,677,582 shares............    20,584,014           20,584,014
   Additional paid-in capital.....................................       671,536              671,536
   Accumulated deficit............................................    (5,509,945)          (4,139,122)
   Treasury stock, 239,694 shares.................................    (1,009,273)          (1,009,273)
                                                                    ------------        -------------
Total stockholders' equity........................................    14,736,332           16,107,155
                                                                    ------------        -------------

                                                                    $ 48,360,559        $  48,017,494
                                                                    ============        =============


                       See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                              1997                    1996
                                                          -----------             ------------

Net revenues.....................................        $ 13,440,788            $  11,398,868

Costs and Expenses:
     Instructional and educational support.......           9,490,645                6,910,247
     Selling and promotion.......................           1,956,144                1,482,001
     General and administrative..................           3,134,428                2,613,182
                                                         ------------            -------------

Total costs and expenses.........................          14,581,217               11,005,430
                                                         ------------            -------------

(Loss) income from operations....................          (1,140,429)                 393,438

Interest expense, net............................             230,394                  222,942
                                                         ------------            -------------

(Loss) income before income taxes ...............          (1,370,823)                 170,496

Income tax provision.............................                  --                  (94,479)
                                                         ------------            -------------

Net (loss) income ...............................        $ (1,370,823)           $      76,017
                                                         ============            =============

Net (loss) income per share of common stock......        $      (0.11)           $        0.01
                                                         ============            =============

Average number of common stock and
 common stock equivalent shares
 outstanding, excluding common stock
 shares held in escrow in 1996...................          12,677,582               13,726,469
                                                         ============            =============









                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                           ------------------------------------
                                                              1997                    1996
                                                           -----------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................... $ (1,370,823)           $      76,017
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization..........................      821,507                  631,664
  Bad debt expense.......................................      727,374                  343,446
  Deferred tax provision.................................           --                   39,159
Changes in operating assets and liabilities:
  Accounts receivable....................................   (1,823,127)                 926,102
  Inventories............................................      (64,237)                 (10,883)
  Other current assets...................................      (40,580)                 (79,855)
  Deposits and other assets..............................      (65,454)                (123,617)
  Accounts payable.......................................     (468,796)                  77,240
  Accrued expenses.......................................      143,960                   28,707
  Income taxes payable...................................        1,922                   37,913
  Deferred tuition revenue...............................      721,339               (1,794,922)
  Other..................................................     (180,867)                      --
                                                          -------------           --------------
  Net cash (used in) provided by operating activities....   (1,597,782)                 150,971
                                                          -------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments into escrow for acquisition of
  Sanford-Brown College..................................           --                  (32,049)
Purchase of property and equipment.......................   (1,389,917)                (651,850)
                                                          -------------           --------------
Net cash used in investing activities....................   (1,389,917)                (683,899)
                                                          -------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable...................      900,000                       --
Proceeds from revolving line of credit
  and long-term borrowings...............................    8,651,385                5,642,467
Principal payments on revolving line of credit,
  long-term borrowings and other liability...............   (7,744,736)              (7,829,555)
Principal payments on capitalized lease obligations......     (299,001)                (245,775)
Proceeds from exercise of options and warrants...........           --                  287,833
                                                          -------------           --------------

Net cash provided by (used in) financing activities......    1,507,648               (2,145,030)
                                                          -------------           --------------

Decrease in cash and cash equivalents....................   (1,480,051)              (2,677,958)
Cash and cash equivalents at beginning of year...........    3,853,932                2,762,141
CTU activity for the three-months ended March 31, 1996...           --                  (15,423)
                                                          -------------           --------------
Cash and cash equivalents at end of year................. $  2,373,881            $      68,760
                                                          =============           ==============



                        Continued on the following page.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) --(CONTINUED)



                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                              1997                   1996
                                                          ------------            ------------

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Equipment acquired under capital leases...............    $       --             $     25,494
                                                          ===========            ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid.........................................    $   241,054            $    164,436
                                                          ===========            ============
Income taxes paid.....................................    $        --            $    233,057
                                                          ===========            ============
































                 See accompanying notes to financial statements.

                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of the Company, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in the Company's Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, which consist of Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford-Brown College, Inc. ("Sanford-Brown College"), and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated.

     The Company experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in the Company's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school, with the greatest seasonal effect in the second quarter. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.


2.   ACQUISITION OF HURON UNIVERSITY

     On December 30, 1996, Colorado Technical University acquired the South Dakota operations and certain assets at two campuses of Huron University. The acquisition was accounted for using the purchase method of accounting and, accordingly, operations were included in the Company's Statement of Operations beginning on January 1, 1997.

     The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the three months ended June 30, 1996 as if the transaction had occurred at April 1, 1996, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense (amounts are in thousands, except per share amounts).

           Net revenues..............  $ 11,967
           Net loss .................  $   (324)
           Loss per common share.....  $  ( .02)

3.   DEBT

     On May 21, 1997, the Company's $5.5 million revolving credit facility was increased from $5.5 million to $7.5 million under the same terms and conditions.

     On June 4, 1997, the remaining balance of the $926,421 note payable was refinanced with the former owner of Sanford-Brown College bearing interest at 12% and secured by equipment, and is payable in monthly installments of interest of $9,000. The principal balance and all unpaid interest is due on June 3, 1998.

     On June 13, 1997, the Company entered into a $1.5 million loan agreement with a new lender. Under the terms of this agreement, the Company is required to draw down the $1.5 million on or before December 12, 1997 and shall pay interest only through July 1998 and thereafter, pay monthly principal and interest installments through June 2002 at prime plus 1.25%.

4.   CONTINGENCIES

     The Company has received final determination letters from the United States Department of Education ("DOE") on the program reviews conducted by the DOE with respect to Sanford-Brown College for the federal fiscal years 1993 through 1995. The determination letters culminate the program review process leaving only payment of the program review liabilities to close the reviews. The Company will pay all program review liabilities within the 45-day period established by the Department.

     Whitman purchased Sanford-Brown College in December 1994. Accordingly, the program reviews relate primarily to activities of the College prior to Whitman's ownership. Liabilities in the amount of $516,154 were assessed against Sanford-Brown in the reviews. Pursuant to the purchase agreement by which Whitman purchased Sanford-Brown, Whitman is fully indemnified for these liabilities by the former owner of Sanford-Brown College. To date, $500,000 has already been advanced to Whitman toward payment of these liabilities.

     The Company is a party to routine litigation incidental to its business. Management does not believe that an adverse result in any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, the related notes to consolidated financial statements and Management's Discussion and Analysis of

Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended March 31, 1997 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks that may affect the Company's business and prospects, including economic, competitive, governmental, and other factors discussed in this report and in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:



                                                          THREE MONTHS ENDED JUNE 30,
                                                       -------------------------------
                                                           1997               1996
                                                       ------------       ----------

     Net revenues...................................     100.0%              100.0%
                                                       ----------         ----------
     Costs and expenses:
        Instruction and educational support.........      70.6                60.6
        Selling and promotional.....................      14.6                13.0
        General and administrative..................      23.3                22.9
                                                       ----------         ----------
     Total costs and expenses.......................     108.5                96.5
                                                       ----------         ----------
     (Loss) income from operations..................      (8.5)                3.5
     Interest expense, net..........................       1.7                 2.0
                                                       ----------         ----------
     (Loss) income before income tax
        provision...................................     (10.2)                1.5
     Income tax provision...........................        --                 0.8
                                                       ----------         ----------

     Net (loss) income..............................     (10.2%)               0.7%
                                                       ----------         ----------


THREE  MONTHS  ENDED  JUNE 30, 1997  COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

     Net revenues increased by $2.0 million or 17.9% to $13.4 million for the three months ended June 30, 1997 from $11.4 million for the three months ended June 30, 1996. The increase was primarily due to an increase in average student enrollment and tuition increases. Student enrollment increased 14.0% overall with the University Degree Division experiencing a 39.9% increase and the Associate Degree Division experiencing a 3.1% increase. Tuition increases averaged three to five percent.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $1.3 million or 49.3%. This increase was primarily due to the opening of a Colorado Technical University campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $755,000 or 8.6%. The increased enrollment was primarily in the medical assisting programs offered by the Ultrasound Diagnostic Schools.

     Instruction and educational support increased by $2.6 million or 37.3% to $9.5 million for the three months ended June 30, 1997 from $6.9 million for the three months ended June 30, 1996. As a percentage of net revenues, instruction and educational support expenses increased to 70.6% for the three months ended June 30, 1997 as compared to 60.6% for the three months ended June 30, 1996. These increases were primarily due to start-up costs associated with Colorado Technical University's Denver campus which was opened in October 1996 and the acquisition of Huron University in December 1996 at the University Degree Division. At Huron University, instruction and educational costs as a percentage of net revenues increased substantially during the summer session, which overlaps with the Company's first and second fiscal quarters. This percentage increase is primarily a result of the seasonality associated with the operations of Huron University, a more traditional university that experiences a significant decline in tuition revenue during the summer. In addition, the increase is also attributable to the addition of faculty, staff and management to support the increase in student enrollment at the Associate Degree Division.

     Selling and promotional expenses increased by $0.5 million or 32.0% to $2.0 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. As a percentage of net revenues, selling and promotional expenses increased to 14.6% for the three months ended June 30, 1997 as compared to 13.0% for the three months ended June 30, 1996. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for new programs offered at the Ultrasound Diagnostic Schools and to an increase in selling and promotional costs at the University Degree Division related to Colorado Technical University's new Denver campus and Huron University.

     General and administrative expenses increased by $0.5 million or 19.9% to $3.1 million for the three months ended June 30, 1997 from $2.6 million for the three months ended June 30, 1996. As a percentage of net revenues, general and administrative expenses were 23.3% and 22.9%, respectively, for the three months ended June 30, 1997 and June 30, 1996. The increase in general and administrative expenses was due primarily to an increase in bad debt expense at the Associate Degree Division due to an increase in student enrollment which has resulted in increased student account receivable balances.

     The Company reported a net loss of $1.4 million and net income of $76,000 for the three months ended June 30, 1997 and 1996, respectively. The net loss for fiscal 1997 was primarily due to the investments made for the addition of personnel, the upgrade of equipment and facilities, and the opening and acquisition of new campuses.

SEASONALITY

     The Company experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in the Company's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school, with the greatest seasonal effect in the second quarter. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1997 and March 31, 1997 were $2.4 million and $3.9 million, respectively. The Company's working capital totalled $4.5 million at June 30, 1997 and $5.7 million at March 31, 1997. In accordance with DOE regulations, the Company maintained $512,000 in restricted cash at June 30, 1997 and March 31, 1997, for funds to be available for student refunds.

     Net cash of $1.6 million was used for operating activities for the three months ended June 30, 1997 compared to net cash of $151,000 generated from operations for the three months ended June 30, 1996. The $1.7 million increase in cash utilized in operations was primarily due to a net loss of $1.4 million for the three months ended June 30, 1997 and an increase in student receivables of $1.3 million.

     Net cash of $1.4 million and $684,000 was used for investing activities for the three months ended June 30, 1997 and 1996, respectively. The increase of $706,000 was primarily due to an increase in capital expenditures for the upgrade and expansion of school facilities.

     Net cash of $1.5 million was provided by financing activities for the three months ended June 30, 1997, an increase of $3.7 million from the three months ended June 30, 1996. The increase was primarily due to increased borrowings necessary to fund the net loss and capital expenditures for the three months ended June 30, 1997.

     The Company has bank lines of credit of $2.0 million expiring in May 1998 and a revolver note maturing in April 1999 in the amount of $7.5 million. The revolver note was increased from $5.5 million to $7.5 million in March 1997. At June 30, 1997, the Company had $9.4 million outstanding and $100,000 available under these facilities. Borrowings under these facilities increased by $1.9 million from the amounts outstanding at March 31, 1997. The amounts borrowed under the working capital facility for the three months ended June 30, 1997 were primarily used for operations and capital expenditures.

     As of August 1, 1997, as a result of new DOE regulations (scheduled for implementation on July 1, 1997, but delayed until August 1), if an institution is on reimbursement for Pell and campus-based programs, then it may also be required to obtain prior approval from the DOE before it may disburse and/or certify a student's eligibility for a Federal Family Education Loan ("FFEL"). In July 1997, the DOE granted Sanford-Brown approval to certify and disburse FFEL funds without obtaining prior approval from the DOE. This approval is conditional upon the demonstrated ability of Sanford-Brown to properly administer Title IV funds. In the event the DOE rescinds this approval status and Sanford-Brown, therefore, is required to obtain the pre-approval for certification and/or disbursement of the FFEL loans described above, this may have a material adverse effect on the cash flow of the Company. In such an event, the Company anticipates that it will be able to increase its financings if necessary; however, there can be no assurance that it will be able to do so.

                           PART II - OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

               10.1  1996 Stock Option Plan, as amended

               11    Computation of Net Income (Loss) Per Share of Common Stock

               27    Financial Data Schedule


          (b) REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITMAN EDUCATION GROUP, INC.
                                      (Registrant)


Date:  August 13, 1997                /S/  FERNANDO L. FERNANDEZ
                                      -----------------------------------------
                                           FERNANDO L. FERNANDEZ
                                           VICE PRESIDENT - FINANCE,
                                           CHIEF FINANCIAL OFFICERAND TREASURER