Form 10-Q
period 1997-09-30
WHITMAN EDUCATION GROUP INC
filed 1997-11-14
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.


           Florida                                         22-2246554
-------------------------------                        --------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137
            --------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (305) 575-6534
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

         As of November 12, 1997, there were 12,918,576 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements........................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................    9



PART II - OTHER INFORMATION

Item 5. Other Information...........................................   14

Item 6. Exhibits and Reports on Form 8-K............................   15

                         PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,          MARCH 31,
                                                                                      1997                 1997
                                                                                ---------------     ---------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents....................................................   $  1,136,992        $    3,853,932
Restricted cash..............................................................             --               511,927
Accounts receivable, net.....................................................     21,632,678            18,159,383
Inventories..................................................................      1,237,901             1,084,124
Deferred income taxes........................................................        853,267               853,267
Other current assets.........................................................      1,359,122             1,072,511
                                                                                -------------       ---------------

Total current assets.........................................................     26,219,960            25,535,144

Property and equipment, net..................................................     12,100,972            10,062,815
Marketable securities........................................................        358,125               296,250
Deferred costs...............................................................         36,504                93,567
Deposits and other assets, net ..............................................      1,286,656             1,513,553
Goodwill, net................................................................     10,367,845            10,516,165
                                                                                -------------       ---------------

                                                                                $ 50,370,062        $   48,017,494
                                                                                =============       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................................................   $  2,625,022        $    2,390,283
Accrued expenses.............................................................      2,524,369             2,873,923
Income taxes payable.........................................................         24,561                34,816
Short-term notes payable.....................................................      1,086,017                    --
Current portion of capitalized lease obligations.............................        939,536             1,040,403
Current portion of long-term debt............................................        302,950               540,565
Deferred tuition revenue.....................................................     16,031,246            12,999,348
                                                                                -------------       ---------------

Total current liabilities....................................................     23,533,701            19,879,338

Other liabilities............................................................        822,733               921,859
Capitalized lease obligations................................................      2,370,528             2,013,125
Long-term debt...............................................................      9,430,291             9,096,017
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000 shares, issued and
      outstanding 12,678,882 shares..........................................     20,587,202            20,584,014
   Additional paid-in capital................................................        671,536               671,536
   Accumulated deficit ......................................................     (6,098,531)           (4,139,122)
   Treasury stock, 239,694 shares............................................     (1,009,273)           (1,009,273)
   Net unrealized gain on noncurrent marketable securities...................         61,875                    --
                                                                                -------------       ---------------
Total stockholders' equity...................................................     14,212,809            16,107,155
                                                                                -------------       ---------------

                                                                                $ 50,370,062        $   48,017,494
                                                                                =============       ===============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                               1997                     1996
                                                          --------------           ---------------

Net revenues...........................................   $  14,502,007            $   11,084,981

Costs and Expenses:
     Instructional and educational support.............       9,992,729                 7,255,903
     Selling and promotion.............................       2,228,724                 1,564,124
     General and administrative........................       2,592,573                 2,784,276
                                                          --------------           ---------------

Total costs and expenses...............................      14,814,026                11,604,303
                                                          --------------           ---------------

Loss from operations...................................        (312,019)                 (519,322)

Interest expense, net..................................        (276,567)                 (236,961)
                                                          --------------           ---------------

Loss before income taxes ..............................        (588,586)                 (756,283)

Income tax benefit.....................................              --                   272,216
                                                          --------------           ---------------

Net loss ..............................................   $    (588,586)           $     (484,067)
                                                          ==============           ===============

Net loss per share of common stock.....................   $        (.05)           $         (.04)
                                                          ==============           ===============

Average number of common stock and common stock
     equivalent shares outstanding, excluding common
     stock shares held in escrow in 1996...............      12,678,256                10,828,356
                                                          ==============           ===============





                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------
                                                               1997                     1996
                                                          --------------         ---------------

Net revenues...........................................   $  27,942,795          $   22,483,849

Costs and Expenses:
     Instructional and educational support.............      19,483,374              14,166,150
     Selling and promotion.............................       4,184,868               3,046,125
     General and administrative........................       5,727,001               5,397,458
                                                          --------------         ---------------

Total costs and expenses...............................      29,395,243              22,609,733
                                                          --------------         ---------------

Loss from operations...................................      (1,452,448)               (125,884)

Interest expense, net..................................        (506,961)               (459,903)
                                                          --------------         ---------------

Loss before income taxes ..............................      (1,959,409)               (585,787)

Income tax benefit.....................................              --                 177,737
                                                          --------------         ---------------

Net loss ..............................................   $  (1,959,409)         $     (408,050)
                                                          ==============         ===============

Net loss per share of common stock.....................   $        (.15)         $         (.04)
                                                          ==============         ===============

Average number of common stock and common stock
     equivalent  shares  outstanding, excluding
     common stock shares held in escrow in 1996........      12,677,921              10,629,432
                                                          ==============         ===============






                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------
                                                               1997                     1996
                                                          --------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................  $  (1,959,409)         $    (408,050)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization.........................      1,636,888              1,284,634
  Bad debt expense......................................      1,465,558              1,051,974
  Deferred tax provision................................             --               (228,501)
Changes in operating assets and liabilities:
  Restricted cash.......................................        511,927                   (712)
  Accounts receivable...................................     (4,938,853)            (3,868,316)
  Inventories...........................................       (153,777)               (76,491)
  Other current assets..................................       (306,443)              (803,277)
  Deferred costs........................................         (2,936)                (6,055)
  Deposits and other assets.............................        (66,759)               (42,686)
  Accounts payable......................................        234,739              1,622,447
  Accrued expenses......................................       (349,554)               545,784
  Income taxes payable..................................            392               (189,491)
  Deferred tuition revenue..............................      3,031,898                260,010
  Other.................................................        (99,126)                    --
                                                          --------------         --------------
  Net cash used in operating activities.................       (995,455)              (858,730)
                                                          --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments into escrow for acquisition of
  Sanford-Brown College.................................         16,058                (74,861)
Purchase of property and equipment......................     (2,391,304)            (1,748,535)
                                                          --------------         --------------
Net cash used in investing activities...................     (2,375,246)            (1,823,396)
                                                          --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable..................      1,086,017                     --
Proceeds from revolving line of credit
  and long-term borrowings..............................     17,657,142             15,272,708
Principal payments on revolving line of credit,
  long-term borrowings and other liability..............    (17,560,483)           (14,946,473)
Principal payments on capitalized lease obligations.....       (532,103)              (545,651)
Proceeds from exercise of options and warrants..........          3,188                383,633
                                                          --------------         --------------

Net cash provided by financing activities...............        653,761                164,217
                                                          --------------         --------------


Decrease in cash and cash equivalents...................     (2,716,940)            (2,517,909)
Cash and cash equivalents at beginning of period........      3,853,932              2,762,141
CTU activity for the three-months ended March 31, 1996..             --                (15,423)
                                                          --------------         --------------
Cash and cash equivalents at end of period..............  $   1,136,992          $     228,809
                                                          ==============         ==============



                        Continued on the following page.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) --(CONTINUED)


                                                          FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------
                                                               1997                     1996
                                                          --------------         ---------------


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTING ACTIVITIES:

Equipment acquired under capital leases................... $   788,639           $     330,613
                                                           ============          ==============
Stock issued in connection with acquisition of
  Sanford-Brown........................................... $        --           $   3,750,000
                                                           ============          ==============
Treasury stock issued in connection with purchase
  of DFAS................................................. $        --           $     203,000
                                                           ============          ==============
Value of stock options issued for services rendered....... $        --           $      55,036
                                                           ============          ==============


Supplemental disclosures of cash flow information:
Interest paid............................................. $   536,075           $     450,697
                                                           ============          ==============
Income taxes paid......................................... $     1,343           $     220,495
                                                           ============          ==============













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

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford Brown College, Inc. ("Sanford-Brown College"), and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated.

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

     The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the three and six months ended September 30, 1996 as if the transaction had occurred at April 1, 1996, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense (amounts are in thousands, except per share amounts).

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                   SEPTEMBER 30, 1996     SEPTEMBER 30, 1996
                                   ------------------     ------------------

         Net revenues...........      $  11,699              $  23,666
         Net loss ..............      $    (976)             $  (1,299)
         Loss per common share..      $   (0.09)             $    (.12)

3.   CONTINGENCIES

     The Company is a party to routine litigation incidental to its business. Management does not believe that an adverse result in any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

4.   SUBSEQUENT EVENT

     On October 30, 1997, a limited partnership beneficially owned by the Chairman of the Board exercised warrants to purchase 500,000 shares at an exercise price of $3.125 per share.


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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:



                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -----------------------     -----------------------
                                                1997         1996           1997         1996
                                             ----------    ---------     ---------    ----------

Net revenues................................    100.0%       100.0%        100.0%       100.0%
                                             ----------    ---------     ---------    ----------

Costs and expenses:
   Instructional and educational support....     68.9         65.5          69.7         63.0
   Selling and promotion....................     15.4         14.1          15.0         13.6
   General and administrative...............     17.9         25.1          20.5         24.0
                                             ----------    ---------     ---------    ----------
Total costs and expenses....................    102.2        104.7         105.2        100.6
                                             ----------    ---------     ---------    ----------
Loss from operations........................     (2.2)        (4.7)         (5.2)        (0.6)
Interest expense, net.......................     (1.9)        (2.1)         (1.8)        (2.0)
                                             ----------    ---------     ---------    ----------
Loss before income taxes....................     (4.1)        (6.8)         (7.0)        (2.6)
Income tax benefit..........................       --          2.4            --          0.8
                                             ----------    ---------     ---------    ----------

Net loss....................................     (4.1)%      (4.4)%       (7.0)%         (1.8)%
                                             ==========    =========     =========    ==========


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net revenues increased by $3.4 million or 30.8% to $14.5 million for the three months ended September 30, 1997 from $11.1 million for the three months ended September 30, 1996. The increase was primarily due to an increase in average student enrollment and tuition increases. Student enrollment increased 20.4% overall with the University Degree Division experiencing a 24.7% increase and the Associate Degree Division experiencing an 18.7% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $.9 million or 40.6%. This increase was primarily due to the opening of a Colorado Technical University campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $2.5 million or 28.4%. The increased enrollment was primarily in the medical assisting program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $2.7 million or 37.7% to $10.0 million for the three months ended September 30, 1997 from $7.3 million for the three months ended September 30, 1996. As a percentage of net revenues, instructional and educational support expenses increased to 68.9% for the three months ended September 30, 1997 as compared to 65.5% for the three months ended September 30, 1996. These increases were primarily due to the opening and acquisition of new campuses at the University Degree Division and the addition of student support personnel and the upgrade of equipment and facilities at the Associate Degree Division. As a percentage of net revenues, instructional and educational costs increased substantially at the University Degree Division due to the seasonality associated with the operations of Huron University, a more traditional university that experiences a significant decline in tuition revenues during the summer.

     Selling and promotion expenses increased by $.6 million or 42.5% to $2.2 million for the three months ended September 30, 1997 from $1.6 million for the three months ended September 30, 1996. As a percentage of net revenues, selling and promotion expenses increased to 15.4% for the three months ended September 30, 1997 as compared to 14.1% for the three months ended September 30, 1996. The increase in selling and promotion expenses was primarily due to an increase in such costs at the University Degree Division related to Colorado Technical University's new Denver campus and Huron University.

     General and administrative expenses decreased by $.2 million or 6.9% to $2.6 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. As a percentage of net revenues, general and administrative expenses were 17.9% and 25.1%, respectively, for the three months ended September 30, 1997 and September 30, 1996. The decrease in general and administrative expenses was due primarily to a reduction in bad debt expense at the Associate Degree Division due to an increase in reserves recorded at Sanford-Brown College in the prior year as a result of delays in processing financial aid that have been subsequently corrected.

     The Company reported a net loss of $589,000 and $484,000 for the three months ended September 30, 1997 and 1996, respectively. The net loss for the three months ended September 30, 1997 was primarily a result of operating losses of $1 million sustained by the three new Colorado Technical University campuses established in the past 12 months.

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

     Net revenues increased by $5.4 million or 24.3% to $27.9 million for the six months ended September 30, 1997 from $22.5 million for the six months ended September 30, 1996. The increase was primarily due to an increase in average student enrollment and tuition increases. Student enrollment increased 17.1% overall with the University Degree Division experiencing a 32.8% increase and the Associate Degree Division experiencing a 10.8% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $2.2 million or 45.3%. This increase was primarily due to the opening of a Colorado Technical University campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $3.3 million or 18.5%. The increased enrollment was primarily in the medical assisting programs offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $5.3 million or 37.5% to $19.5 million for the six months ended September 30, 1997 from $14.2 million for the six months ended September 30, 1996. As a percentage of net revenues, instructional and educational support expenses increased to 69.7% for the six months ended September 30, 1997 as compared to 63.0% for the six months ended September 30, 1996. These increases were primarily due to the opening and acquisition of new campuses at the University Degree Division and the addition of student support personnel and the upgrade of equipment and facilities at the Associate Degree Division. As a percentage of net revenues, instructional and educational costs increased substantially at the University Degree Division due to the seasonality associated with the operations of Huron University, a more traditional university that experiences a significant decline in tuition revenues during the summer session, which overlaps the Company's first and second fiscal quarters.

     Selling and promotion expenses increased by $1.2 million or 37.4% to $4.2 million for the six months ended September 30, 1997 from $3.0 million for the six months ended September 30, 1996. As a percentage of net revenues, selling and promotion expenses increased to 15.0% for the six months ended September 30, 1997 as compared to 13.6% for the six months ended September 30, 1996. The increase in selling and promotion expenses was primarily due to an increase in such costs at the University Degree Division related to Colorado Technical University's new Denver campus and Huron University.

     General and administrative expenses increased by $.3 million or 6.1% to $5.7 million for the six months ended September 30, 1997 from $5.4 million for the six months ended September 30, 1996. As a percentage of net revenues, general and administrative expenses were 20.5% and 24.0%, respectively, for the six months ended September 30, 1997 and September 30, 1996. The decrease in general and administrative expenses as a percentage of net revenues was due primarily to the Company's ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

     The Company reported a net loss of $2.0 million and $.4 million for the six months ended September 30, 1997 and 1996, respectively. The net loss for fiscal 1997 was primarily due to operating losses of $1.4 million sustained by the campuses of Colorado Technical University established in the past 12 months.

SEASONALITY

     The Company experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in the

Company's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school, with the greatest seasonal effect in the second quarter. Costs are generally not significantly affected by the seasonable factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash  equivalents  at  September  30, 1997 and March 31, 1997 were
$1.1 million and $3.9 million, respectively. The Company's working capital totalled $2.7 million at September 30, 1997 and $5.7 million at March 31, 1997.

     Net cash of $1.0 million was used for operating activities for the six months ended September 30, 1997 compared to net cash of $.9 million for the six months ended September 30, 1996.

     Net cash of $2.4 million and $1.8 million was used for investing activities for the six months ended September 30, 1997 and 1996, respectively. The increase of $.6 million was primarily due to an increase in capital expenditures for the upgrade and expansion of school facilities.

     Net cash of $.7 million was provided by financing activities for the six months ended September 30, 1997, an increase of $.5 million from the six months ended September 30, 1996. The increase was primarily due to increased borrowings necessary to fund operating losses and capital expenditures for the six months ended September 30, 1997.

     The Company has bank lines of credit of $2.0 million expiring in May 1998 and a revolving credit facility maturing in April 1999 in the amount of $7.5 million. At September 30, 1997, the Company had $7.2 million outstanding and $2.3 million available under these facilities. Borrowings under these facilities decreased by $.3 million from the amounts outstanding at March 31, 1997. The amounts borrowed under the working capital facility for the six months ended September 30, 1997 were primarily used for operations and capital expenditures.

     In October 1997, the DOE removed Sanford-Brown College from the reimbursement method of payment for Federal Pell Grant and federal campus-based programs. Thus, Sanford-Brown College is now permitted to request these funds on a more timely basis and without demonstrating student eligibility in advance of such requests. While Sanford-Brown College was under the reimbursement method, it was required to demonstrate student eligibility for disbursement of financial aid prior to receiving payment for those students from the DOE and could only make requests for payment on a monthly basis.

     On October 30, 1997, a limited partnership beneficially owned by the Chairman of the Board exercised warrants to purchase 500,000 shares of common stock resulting in proceeds to the Company of approximately $1.6 million. The proceeds from the issuance of stock have been used by the Company to repay outstanding debt.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     A.   ANNUAL SHAREHOLDERS' MEETING

     On October 17, 1997, the Company held its annual meeting of shareholders. At that meeting, all of the nominees for directors were elected by the vote set forth opposite their names in the table below:

                                          FOR          WITHHELD
                                       ----------      --------

              Phillip Frost, M.D.      12,428,456       16,444
              Richard C. Pfenniger     12,431,756       13,144
              Jack R. Borsting         12,432,456       12,444
              Peter S. Knight          12,200,956      243,944
              Lois F. Lipsett          12,201,356      243,544
              Richard M. Krasno        12,432,456       12,444
              Percy A. Pierre          12,432,456       12,444
              Neil Flanzraich          12,432,456       12,444


     In addition, the shareholders of the Company approved the reincorporation of the Company from New Jersey into Florida. The reincorporation was accomplished by the merger of the Company with and into a wholly-owned Florida subsidiary formed for purposes of the merger. Pursuant to the New Jersey Shareholder Protection Act, the reincorporation proposal required the approval of two-thirds of the Company's shareholders, excluding shares held by "interested shareholders," i.e., persons holding greater than ten percent of the Company's common stock. A total of 7,247,446 shares were voted in favor of the reincorporation merger, 47,950 shares were voted against the reincorporation merger, 8,150 shares abstained from the vote and 2,104,326 shares were not voted. A total of 3,037,028 shares are held by interested shareholders and thus not eligible to vote on the reincorporation merger under the New Jersey Shareholders Protection Act. The merger became effective on October 28, 1997.

     Finally, the shareholders of the Company approved the Whitman Education Group Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which the Company may grant options to its employees to purchase up to 250,000 shares of the Company's common stock at a discount to market. A total of 12,264,031 shares were voted in favor of the Purchase Plan, 95,154 shares were voted against the Purchase Plan, 19,050 shares abstained from the vote and 66,665 shares were not voted.

     B.   SALE OF SECURITIES

     On October 30, 1997, a limited partnership beneficially owned by the Chairman of the Board exercised warrants to purchase 500,000 shares at an exercise price of $3.125 per share. The sale was made as a private sale under
Section 4(2) of the Securities Act of 1933. The net proceeds of $1,562,500 were utilized by the Company to repay outstanding debt.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               2.1   Plan and Agreement of Merger

               3.1   Articles of Incorporation

               3.2   By-Laws

               10.1  Employee Stock Purchase Plan

               10.2  Form of Director Indemnification Agreement

               10.3  Form of Officer Indemnification Agreement

               11    Computation of Net Income (Loss) Per Share of Common Stock

               27    Financial Data Schedule


          (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WHITMAN EDUCATION GROUP, INC.
                                  (Registrant)


Date:  November 13, 1997          /S/  FERNANDO L. FERNANDEZ
                                  ---------------------------------------------
                                  FERNANDO L. FERNANDEZ
                                  VICE PRESIDENT - FINANCE, CHIEF FINANCIAL
                                                   OFFICER AND TREASURER