Form 10-Q
period 1997-12-31
WHITMAN EDUCATION GROUP INC
filed 1998-02-17
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.



         Florida                                            22-2246554
-------------------------------                        ---------------------
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               4400 Biscayne Boulevard, Miami, Florida      33137
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 575-6510
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     AS OF FEBRUARY 11, 1998, THERE WERE 13,193,882 SHARES OF COMMON STOCK OUTSTANDING.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                DECEMBER 31, 1997


                                TABLE OF CONTENTS


                                                                 PAGE
                                                                ------

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements..............................       3
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............      10



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................      14

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,        MARCH 31,
                                                                                 1997              1997
                                                                          -----------------    -------------
                                                                             (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents........................................... $    1,268,006     $    3,853,932
     Restricted cash.....................................................             --            511,927
     Accounts receivable, net ...........................................     20,026,832         18,159,383
     Inventories.........................................................      1,470,127          1,084,124
     Deferred income taxes...............................................        853,267            853,267
     Other current assets................................................      1,525,202          1,072,511
                                                                          ---------------    ---------------
Total current assets.....................................................     25,143,434         25,535,144

Property and equipment, net .............................................     12,682,755         10,062,815
Marketable securities....................................................        202,500            296,250
Deposits and other assets, net ..........................................      1,384,042          1,607,120
Goodwill, net............................................................     10,293,685         10,516,165
                                                                          ---------------    ---------------
                                                                          $   49,706,416     $   48,017,494
                                                                          ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.................................................... $    1,641,744     $    2,390,283
     Accrued expenses....................................................      2,397,686          2,873,923
     Income taxes payable................................................         28,663             34,816
     Short-term notes payable............................................      1,056,018                 --
     Current portion of capitalized lease obligations....................        905,064          1,040,403
     Current portion of long-term debt...................................        309,822            540,565
     Deferred tuition revenue............................................     15,065,202         12,999,348
                                                                          ---------------     --------------
Total current liabilities................................................     21,404,199         19,879,338

Other liabilities........................................................        771,972            921,859
Capitalized lease obligations............................................      2,617,591          2,013,125
Long-term debt...........................................................      8,636,410          9,096,017

Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized 100,000,000 shares,
       issued and outstanding 13,193,582 shares at December 31, 1997 and      22,192,827         20,584,014
       12,677,582 shares at March 31, 1997 ..............................
     Additional paid-in capital..........................................        671,536            671,536
     Accumulated deficit.................................................     (5,485,096)        (4,139,122)
     Treasury stock, 239,694 shares......................................     (1,009,273)        (1,009,273)
     Net unrealized loss on noncurrent marketable securities.............        (93,750)                --
                                                                          ---------------    ---------------
Total stockholders' equity...............................................     16,276,244         16,107,155
                                                                          ---------------    ---------------
                                                                          $   49,706,416     $   48,017,494
                                                                          ===============    ===============




                 See accompanying notes to financial statements.

                                       -3-

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                           1997                     1996
                                                      ---------------        ---------------

Net revenues.....................................     $   15,926,343         $   11,409,663

Costs and Expenses:
  Instructional and educational support .........         10,378,089              7,760,032
  Selling and promotion..........................          2,089,036              1,974,133
  General and administrative ....................          2,523,283              2,898,224
                                                      ---------------        ---------------

Total costs and expenses.........................         14,990,408             12,632,389
                                                      ---------------        ---------------

Income (loss) from operations....................            935,935             (1,222,726)

Interest expense, net............................            322,500                196,493
                                                      ---------------        ---------------

Income (loss) before income taxes ...............            613,435             (1,419,219)

Income tax benefit ..............................                 --                 26,999
                                                      ---------------        ---------------

Net income (loss)................................     $      613,435         $   (1,392,220)
                                                      ===============        ===============

Net income (loss) per share:
  Basic..........................................     $          .05         $         (.12)
  Diluted........................................     $          .04         $         (.12)

Weighted average common shares outstanding:
  Basic..........................................         12,919,832              11,983,320
  Diluted........................................         14,410,889              11,983,320







                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            FOR THE NINE MONTHS ENDED
                                                                   DECEMBER 31,
                                                           1997                     1996
                                                      ---------------        ---------------

Net revenues.....................................     $   43,869,138         $   33,893,512

Costs and Expenses:
  Instructional and educational support..........         29,861,463             21,926,182
  Selling and promotion..........................          6,273,904              5,020,258
  General and administrative.....................          8,250,284              8,295,682
                                                      ---------------        ---------------

Total costs and expenses.........................         44,385,651             35,242,122
                                                      ---------------        ---------------

Loss from operations.............................           (516,513)            (1,348,610)

Interest expense, net............................            829,461                656,396
                                                      ---------------        ---------------

Loss before income taxes ........................         (1,345,974)            (2,005,006)

Income tax benefit...............................                 --                204,736
                                                      ---------------        ---------------

Net loss ........................................     $    (1,345,974)       $   (1,800,270)
                                                      ================       ===============

Net loss per share:
  Basic..........................................     $          (.11)       $         (.16)
  Diluted........................................     $          (.11)       $         (.16)

Weighted average common shares outstanding:
  Basic..........................................          12,758,851            11,082,369
  Diluted........................................          12,758,851            11,082,369






                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      FOR THE NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       1997                 1996
                                                                  ---------------      ---------------

Cash flows from operating activities:
Net loss.....................................................     $   (1,345,974)      $   (1,800,270)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization...........................          2,536,087            1,940,090
     Bad debt expense........................................          1,962,925            1,911,953
     Deferred tax benefit....................................                 --             (228,501)
     Changes in operating assets and liabilities:
        Restricted cash......................................            511,927                 (712)
        Accounts receivable..................................        (3,830,374)           (2,489,603)
        Inventories..........................................          (386,003)             (108,817)
        Other current assets.................................          (601,293)             (441,207)
        Deferred costs.......................................            (2,936)              (81,759)
        Deposits and other assets............................           (76,434)             (187,686)
        Accounts payable.....................................          (748,539)              557,066
        Accrued expenses.....................................          (476,237)              454,092
        Income taxes payable.................................            (6,153)             (147,294)
        Deferred tuition revenue.............................          2,065,854           (1,701,254)
        Other liabilities....................................           (149,887)                  --
                                                                  ---------------      ---------------
Net cash used in operating activities........................           (547,037)          (2,323,902)
                                                                  ---------------      ---------------

Cash flows from investing activities:
Purchase of property and equipment ..........................         (3,279,249)          (2,374,604)
Payments into escrow for acquisition
     of Sanford-Brown College................................             16,058             (162,330)
                                                                  ---------------      ---------------
Net cash used in investing activities........................         (3,263,191)          (2,536,934)
                                                                  ---------------      ---------------

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term
  borrowings.................................................         25,636,986           25,293,627
Principal payments on revolving line of credit,
  long-term borrowings and other liability...................        (26,327,336)         (26,139,438)
Principal payments on capitalized lease obligations..........           (750,179)            (800,977)
Proceeds from short-term notes payable.......................          1,056,018                   --
Proceeds from exercise of options and warrants ..............          1,608,813              385,226
Proceeds from sale of common stock ..........................                 --            6,479,620
Proceeds from Huron acquisition..............................                 --            1,200,683
                                                                  ---------------     ----------------
Net cash provided by financing activities....................     $    1,224,302      $     6,418,741
                                                                  ---------------     ----------------


                        Continued on the following page.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                       1997                 1996
                                                                  ---------------      ---------------

(Decrease) increase in cash and cash equivalents.............     $   (2,585,926)      $    1,557,905

Cash and cash equivalents at beginning of period.............          3,853,932            2,762,141

CTU activity for the three months ended
   March 31, 1996............................................                 --              (15,423)
                                                                  ---------------      ---------------

Cash and cash equivalents at end of period...................     $    1,268,006       $    4,304,623
                                                                  ===============      ===============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:

Stock issued in connection with acquisition of
  Sanford-Brown College......................................     $           --       $   3,750,000
                                                                  ===============      ==============

Equipment acquired under capital leases......................     $    1,219,306       $     358,472
                                                                  ===============      ==============

Treasury stock issued in connection with purchase
  of DFAS....................................................     $           --       $     203,000
                                                                  ===============      ==============

Value of stock options issued for services rendered..........     $           --       $      55,036
                                                                  ===============      ==============

Assets acquired in Huron acquisition.........................     $           --       $   1,467,220
                                                                  ===============      ==============

Liabilities assumed in Huron acquisition.....................     $           --       $   2,667,903
                                                                  ===============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid................................................     $      877,887       $     650,167
                                                                  ===============      ==============
Income taxes paid............................................     $        1,343       $     220,495
                                                                  ===============      ==============




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

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford-Brown College, Inc. ("Sanford-Brown College") and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated.

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

     The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the three and nine months ended December 31, 1996 as if the transaction had occurred at April 1, 1996, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense (amounts are in thousands, except per share amounts).

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                        DECEMBER 31, 1996   DECEMBER 31, 1996
                                       ------------------   ------------------

         Net revenues.................    $  12,961             $  36,627
         Net loss ....................    $  (1,167)            $  (2,466)
         Basic net loss per share.....    $    (.10)            $    (.22)
         Diluted net loss per share...    $    (.10)            $    (.22)

3.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:


                                              FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                      DECEMBER 31,                          DECEMBER 31,
                                         ------------------------------------   -----------------------------------
                                              1997                  1996             1997                1996
                                         ---------------      ---------------   ---------------     ---------------

Numerator:
   Net income (loss)...................  $      613,435       $   (1,392,220)   $   (1,345,974)     $   (1,800,270)

Denominator:
   Denominator for basic
     earnings per share -
     weighted-average shares...........      12,919,832           11,983,320        12,758,851          11,082,369

   Effect of dilutive securities:
     Employee stock options............         964,783                   --                --                  --
     Warrants..........................         526,274                   --                --                  --
                                         ---------------      ---------------   ---------------     ---------------

   Dilutive potential common
     shares............................       1,491,057                   --                --                  --

     Denominator for diluted
       earnings per share -
       adjusted weighted-
       average shares and
       assumed conversions.............      14,410,889           11,983,320        12,758,851          11,082,369
                                         ===============      ===============   ===============     ===============

Basic earnings (loss) per share........  $          .05       $         (.12)   $         (.11)     $         (.16)
                                         ===============      ===============   ===============     ===============

Diluted earnings (loss) per share......  $          .04       $         (.12)   $         (.11)     $         (.16)
                                         ===============      ===============   ===============     ===============


4.   CONTINGENCIES

     The Company is a party to routine litigation incidental to its business. Management does not believe that an adverse result in any or all of such routine litigation will have a material adverse effect on the Company's financial condition or results of operations.

5.   WARRANTS

     On October 30, 1997, a limited partnership beneficially owned by the Chairman of the Board exercised warrants to purchase 500,000 shares at an exercise price of $3.125 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended March 31, 1997 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties that may affect the Company's business and prospects, including economic, competitive, governmental and other factors discussed in this report and in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        DECEMBER 31,                       DECEMBER 31,
                                              -------------------------------    ----------------------------------
                                                    1997             1996             1997              1996
                                              ---------------   ---------------  ---------------    ---------------

Net revenues................................       100.0%           100.0%           100.0%            100.0%

Costs and expenses:
   Instructional and educational support....        65.2             68.0             68.1              64.7
   Selling and promotion....................        13.1             17.3             14.3              14.8
   General and administrative...............        15.8             25.4             18.8              24.5
                                                ---------         ----------       ----------        ---------
Total costs and expenses....................        94.1            110.7            101.2             104.0
                                                ---------         ----------       ----------        ---------
Income (loss) from operations...............         5.9            (10.7)            (1.2)             (4.0)
Interest expense, net.......................         2.0              1.7              1.9               1.9
                                                ---------         ----------       ----------        ---------
Income (loss) before income taxes...........         3.9            (12.4)            (3.1)             (5.9)
Income tax benefit..........................          --              0.2               --               0.6
                                                ---------         ----------       ----------        ---------

Net income (loss)...........................         3.9%           (12.2)%           (3.1)%            (5.3)%
                                                ==========        ==========      ===========        ==========


THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

     Net revenues increased by $4.5 million or 39.6% to $15.9 million for the three months ended December 31, 1997 from $11.4 million for the three months ended December 31, 1996. The increase was primarily due to an increase in average student enrollment. Student enrollment increased 29.0% overall with the University Degree Division experiencing a 38.1% increase and the Associate Degree Division experiencing a 24.2% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $1.6 million or 54.3%. This increase was primarily due to the opening of a Colorado Technical University campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $2.9 million or 34.3%. The increased enrollment was primarily in the medical assisting program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $2.6 million or 33.7% to $10.4 million for the three months ended December 31, 1997 from $7.8 million for the three months ended December 31, 1996. As a percentage of net revenues, instructional and educational support expenses were 65.2% and 68.0%, respectively, for the three months ended December 31, 1997 and December 31, 1996. The increase in instructional and educational support expenses was primarily due to the opening and acquisition of new campuses at the University Degree Division and the addition of student support personnel, the upgrade of equipment and facilities and an increase in the cost of books sold at the Associate Degree Division as a result of the growth in enrollments. As a percentage of net revenues, instructional and educational support expenses decreased primarily due to a greater rate of increase in net revenues at the Associate Degree Division than the rate of increase in such expenses necessary to support the increase in enrollment.

     Selling and promotion expenses increased by $.1 million or 5.8% to $2.1 million for the three months ended December 31, 1997 from $2.0 million for the three months ended December 31, 1996. As a percentage of net revenues, selling and promotion expenses decreased to 13.1% for the three months ended December 31, 1997 as compared to 17.3% for the three months ended December 31, 1996. The decrease in selling and promotion expenses, as a percentage of net revenues, was primarily due to a decrease in such expenses at the University Degree Division due to pre-opening and marketing costs incurred during the third quarter of the prior year related to Colorado Technical University's new Denver campus and Huron University. Selling and promotion expenses increased by $.2 million or 13.3% at the Associate Degree Division due to continued efforts to increase enrollment.

     General and administrative expenses decreased by $.4 million or 12.9% to $2.5 million for the three months ended December 31, 1997 from $2.9 million for the three months ended December 31, 1996. As a percentage of net revenues, general and administrative expenses were 15.8% and 25.4%, respectively, for the three months ended December 31, 1997 and December 31, 1996. The decrease in general and administrative expenses was due primarily to a reduction in bad debt expense at the Associate Degree Division due to improved cash collections. The decrease in general and administrative expenses as a percentage of net revenues was due to the Company's ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

     The Company reported net income of $613,000 for the three months ended December 31, 1997 as compared to a net loss of $1,392,000 for the three months ended December 31, 1996. Net income for the three months ended December 31, 1997 was primarily a result of a 39.6% increase in net revenues primarily generated from an increase in student enrollment combined with a 19.4% increase in operating costs to support the increase in enrollment.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996

     Net revenues increased by $10.0 million or 29.4% to $43.9 million for the nine months ended December 31, 1997 from $33.9 million for the nine months ended December 31, 1996. The increase was primarily due to an increase in average student enrollment. Student enrollment increased 21.3% overall with the
University Degree Division experiencing a 34.9% increase and the Associate Degree Division experiencing a 15.2% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $3.8 million or 48.7%. This increase was primarily due to the opening of a Colorado Technical University campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $6.1 million or 23.6%. The increased enrollment was primarily in the medical assisting programs offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $7.9 million or 36.2% to $29.8 million for the nine months ended December 31, 1997 from $21.9 million for the nine months ended December 31, 1996. As a percentage of net revenues, instructional and educational support expenses were 68.1% and 64.7%, respectively, for the nine months ended December 31, 1997 and December 31, 1996. The increase in instructional and educational support expenses was primarily due to the opening and acquisition of new campuses at the University Degree Division, and the addition of student support personnel, the upgrade of equipment and facilities and an increase in the cost of books sold at the Associate Degree Division.

     Selling and promotion expenses increased by $1.3 million or 25.0% to $6.3 million for the nine months ended December 31, 1997 from $5.0 million for the nine months ended December 31, 1996. As a percentage of net revenues, selling and promotion expenses were 14.3% and 14.8%, respectively, for the nine months ended December 31, 1997 and December 31, 1996. The increase in selling and promotion expenses was primarily due to an increase in such costs at the University Degree Division related to Colorado Technical University's new Denver campus and Huron University and continued efforts to increase enrollment at the Associate Degree Division.

     General and administrative expenses were $8.3 million for the nine months ended December 31, 1997 and December 31, 1996. As a percentage of net revenues, general and administrative expenses were 18.8% and 24.5%, respectively, for the nine months ended December 31, 1997 and December 31, 1996. The decrease in general and administrative expenses as a percentage of net revenues was primarily due to a reduction in bad debt and payroll expense at Sanford-Brown College due to improved cash collections and the consolidation of personnel functions. In addition, the decrease in such expenses as a percentage of net revenues was due to the Company's ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

     The Company reported a net loss of $1.3 million and $1.8 million for the nine months ended December 31, 1997 and 1996, respectively. The net loss for the nine months ended December 31, 1997 was primarily due to operating losses of $1.9 million sustained by the campuses of Colorado Technical University established since the beginning of the third quarter ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1997 and March 31, 1997 were $1.3 million and $3.9 million, respectively. The Company's working capital totalled $3.7 million at December 31, 1997 and $5.7 million at March 31, 1997.

     Net cash of $.5 million was used for operating activities for the nine months ended December 31, 1997 compared to net cash of $2.3 million used for the nine months ended December 31, 1996. The decrease of $1.8 million was primarily due to the benefit to operating cash flow from an increase in deferred tuition revenue and a decline in the net loss as compared to the prior year.

     Net cash of $3.3 million and $2.5 million was used for investing activities for the nine months ended December 31, 1997 and 1996, respectively. The increase of $.8 million was primarily due to an increase in capital expenditures for the upgrade and expansion of school facilities.

     Net cash of $1.2 million was provided by financing activities for the nine months ended December 31, 1997, a decrease of $5.2 million from the nine months ended December 31, 1996. This decrease was primarily due to a private placement in the prior year of 1,000,000 shares of the Company's common stock to an unaffiliated institutional investor for $6.5 million.

     The Company has bank lines of credit of $2.0 million expiring in May 1998 and a revolving credit facility maturing in April 1999 in the amount of $7.5 million. At December 31, 1997, the Company had $6.8 million outstanding and $2.7 million available under these facilities. Borrowings under these facilities decreased by $.7 million from the amounts outstanding at March 31, 1997. The amounts borrowed under the working capital facility for the nine months ended December 31, 1997 were primarily used for operations and capital expenditures.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             27    Financial Data Schedule


        (b)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITMAN EDUCATION GROUP, INC.
                                      (Registrant)


Date:  February 13, 1998              /S/ FERNANDO L. FERNANDEZ
                                      ------------------------------------------
                                          FERNANDO L. FERNANDEZ
                                          VICE PRESIDENT - FINANCE,
                                          CHIEF FINANCIAL OFFICER AND TREASURER