Form 10-K
period 1998-03-31
WHITMAN EDUCATION GROUP INC
filed 1998-06-29
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1998        COMMISSION FILE NUMBER 1-13722

                          WHITMAN EDUCATION GROUP, INC.

INCORPORATED UNDER THE LAWS OF THE        I.R.S. EMPLOYER IDENTIFICATION NUMBER
     STATE OF FLORIDA                                 22-2246554

                             4400 BISCAYNE BOULEVARD
                              MIAMI, FLORIDA 33137
                                 (305) 575-6510

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, NO PAR VALUE                     AMERICAN STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 15, 1998, there were 13,200,435 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 1998 was approximately $44,565,293.


                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year) are incorporated by reference into Part III of this Report.

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                      PAGE
                                     PART I

Item 1.    Business.................................................     3
Item 2.    Properties...............................................    20
Item 3.    Legal proceedings........................................    21
Item 4.    Submission of matters to a vote of security holders......    21
           Executive Officers of the Registrant.....................    21

                                                      PART II

Item 5.    Market for registrant's common equity and related
           stockholder matters......................................    23

Item 6.    Selected financial data..................................    24


Item 7.    Management's discussion and analysis of financial
           condition and results of operations......................    25

Item 8.    Financial statements and supplementary data..............    31


Item 9.    Changes in and disagreements with accountants on
           accounting and financial disclosure......................    31

                                    PART III

Item 10.   Directors and executive officers of the registrant.......    31

Item 11.   Executive compensation...................................    31

Item 12.   Security ownership of certain beneficial owners
           and management...........................................    31

Item 13.   Certain relationships and related transactions...........    31

                                     PART IV

Item 14.   Exhibits, financial statement schedules, and
           reports on Form 8-K......................................    32

                                     PART I

ITEM 1.  BUSINESS

         Readers are cautioned that the following text concerning the business of Whitman Education Group, Inc. ("Whitman") should be read in conjunction with the "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 and that certain statements made in this Item 1 are qualified by the risk factors set forth in that section.


GENERAL

         Whitman Education Group, Inc. ("Whitman") is a proprietary provider of career-oriented postsecondary education. Whitman currently operates 24 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 7,500 students.

         Whitman is organized into a University Degree Division and an Associate Degree Division through which its education programs are offered through three wholly-owned subsidiaries. The University Degree Division primarily offers doctorate, master's and bachelor's degrees through Colorado Technical University ("Colorado Tech") and its Huron University branch campus. The Associate Degree Division offers associate's degrees and diplomas or certificates through Sanford-Brown College ("Sanford-Brown") and the Ultrasound Diagnostic School ("UDS").

         Whitman's students are predominantly adults, generally between the ages of 24 and 35, who commute to its schools and require limited ancillary student services. The students are seeking to acquire basic knowledge and skills necessary for entry-level employment in technical careers or to acquire new or additional skills to either change careers or advance in their current careers.

         Whitman's executive offices are located at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, and its telephone number is (305) 575-6510.


WHITMAN DEVELOPMENT

         Whitman was founded in New Jersey in 1979. In 1983, Whitman acquired two UDS schools in New York which offered non-degree programs only in diagnostic medical ultrasound. Enrollment in the two schools was less than 50 students. Over the next nine years, Whitman opened eight additional UDS schools and increased its total enrollment to approximately 400 students.

         In 1992, Dr. Phillip Frost invested in Whitman and became its Chairman. At the time of his investment, Whitman had revenues of approximately $3.8 million from UDS operations, and total enrollment at the ten then existing UDS schools was approximately 675. Whitman continued to expand UDS by adding five additional locations by 1994, for a total of 15 locations.

         In 1994, Whitman determined to expand the scope of its business to offer a broader range of certificate programs in UDS schools. Beginning in late 1994, Whitman began introducing cardiovascular technology and medical assisting programs to its UDS schools. In addition, in 1994 Whitman decided to expand its educational offerings and began to evaluate acquisition candidates that would permit Whitman to offer a broad range of career-oriented programs, including degree programs, in addition to its healthcare diploma and certificate programs.

         In December 1994, Whitman acquired Sanford-Brown, a college founded in 1868, which offers associate degree programs in business, computer technology and healthcare. With three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois, Sanford-Brown added approximately 1,500 students to Whitman's enrollment. Sanford-Brown, together with UDS, created a network of 20 schools offering both associate's degrees and non-degree programs in information technology, healthcare and business. These 20 schools have become the foundation of Whitman's Associate Degree Division.

         In March 1996, Whitman further broadened its degree program offerings by acquiring Colorado Tech in Colorado Springs, Colorado. Founded in 1965, Colorado Tech is a regionally-accredited institution offering bachelor's, master's and doctorate degrees in various information technologies and business fields. Through the acquisition of Colorado Tech, Whitman realized one of its goals of offering a full range of degree programs. The maturity of Colorado Tech and the quality of its programs also created the opportunity for Whitman to expand by replicating the Colorado Tech model either in new locations or through the conversion of acquired institutions. Colorado Tech is the foundation of Whitman's University Degree Division.

         Colorado Tech began an expansion program in late 1996. In October 1996, Colorado Tech opened its second campus in Denver, Colorado; and in December 1996, Colorado Tech expanded its educational content and infrastructure through the acquisition of two campuses of Huron University ("Huron") in Huron and Sioux Falls, South Dakota. Huron, which was founded in 1883, offers an MBA program as well as bachelor degree programs in healthcare, business, computer information systems and education. The acquisition of Huron served two primary purposes: it introduced Whitman to another niche market of more traditional yet still career-oriented adults in the 18 to 24 year-old range while, at the same time, allowing for the more rapid expansion of Colorado Tech through the conversion of the Huron Sioux Falls campus into an additional location of Colorado Tech. Moreover, as a result of the dedication of the City of Huron to the university, Whitman was able to acquire Huron on what management believes were very attractive terms. The City of Huron created a non-profit entity to acquire all of the real property of Huron, consisting of seven buildings on approximately 15 acres of land, all of which was simultaneously leased to Colorado Tech upon consummation of the transaction. The City's new financing of the real property provided the purchase price to the seller, the pay-off of existing liens on the Huron real property and a working capital infusion to Colorado Tech at closing. In addition, Colorado Tech assumed certain payables of the university.

         In connection with the expansion of programs and locations and the acquisition of new schools, Whitman has continually focused on strengthening its management and improving its facilities to foster effective oversight of its operations. In March 1996, Whitman relocated its headquarters from New Jersey to Miami, Florida. In addition, Whitman, through both recruitment and acquisition, has since 1994 established an entirely new executive management team and has broadened and upgraded its middle management team by adding individuals with broad experience in proprietary education. Whitman has also expanded the breadth and depth of its Board of Directors to provide a diverse base of knowledge and skills in education, regulated industry, mergers and acquisitions, and business generally, particularly high-growth businesses.

         In 1997, Whitman reincorporated in the State of Florida, where it maintains its corporate headquarters.

THE POSTSECONDARY EDUCATION MARKET

         The postsecondary education market is estimated to be $200 billion annually, with more than 14 million students enrolled in over 6,000 single and multi-location institutions nationwide. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 1.5 million students to over 16 million students by the year 2005. Further, of the 6,000 Title IV financial aid eligible institutions, approximately 3,000 are for-profit, with approximately 500 of those offering associate's degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall market.

         The United States Department of Education estimates that by the year 2001 approximately 6.6 million or 42% of the students attending postsecondary institutions will be adults over the age of 24. Additionally, Whitman believes that the market for entry-level associate's degrees is enhanced by the increasing number of new high school graduates, projected to increase from 2.5 million in 1994 to 3.1 million in 2004. It is further enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center For Education Statistics, this percentage increased from 53% in 1983 to 63% in 1993.

         Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, it is projected that in the year 2000, 85% of jobs will require education or training beyond high school. This shift is reflected by and further driven by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1995, a full-time male worker with an associate degree earned an average of 37% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of 72% more per year than a comparable worker with only a high school diploma. Based on these trends, Whitman believes that with its broad range of program offerings it can capitalize on the different submarkets of the 52% of adults over 25 who have not yet attained an associate or higher degree.

         Whitman believes that these trends particularly support two distinct groups toward pursuing postsecondary education: those who desire rapid career change or entry, and those who desire career enhancement. Whitman's Associate Degree Division focuses principally on the former market segment and its University Degree Division focuses principally on the latter market segment. Whitman believes that by organizing its business into two segments, it will be able to better capitalize on opportunities in both of these market segments.


BUSINESS STRATEGY

         Whitman intends to capitalize on what management believes are favorable trends in the postsecondary education market by focusing on career-oriented education programs designed primarily for adult learners seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or advance in their current careers. Having established a broad base of educational content offered in a broad range of degree (associate's, bachelor's, master's and doctorate) and non- degree programs, management believes Whitman is now well-positioned to focus its efforts on further internal growth.

         In the short term, management believes that its best opportunity for achieving growth will come from the integration of existing operations with the basic objectives of increasing revenues at existing schools and improving overall operating efficiencies at each school and within Whitman as a whole. To accomplish Whitman's goal of increasing revenues from its existing schools, Whitman intends to increase enrollment by adding existing curricula to more locations and by improving its student recruitment efforts and programs. In addition,  Whitman  intends to continue  to improve  operating  efficiencies  by centralizing numerous administrative functions which had previously been performed by the schools. These functions include accounting, finance, purchasing, human resources, real estate, legal, regulatory affairs and compliance monitoring, information systems and technology support services and certain curriculum development. Whitman believes that the centralization of these functions will not only reduce, and permit better control of, overhead costs, but it will allow local school personnel to better concentrate their efforts on service to their students. In addition, Whitman intends to further enhance operating efficiencies by the implementation of an integrated information network linking schools with each other and with Whitman's corporate headquarters.

         While management expects to continue to strive for increased revenues and enhanced operating efficiencies from its current operations in the short term, in the intermediate and longer term, management believes that its best opportunities for growth will result from the opening or acquisition of additional schools and the expansion of its educational programs.

         Whitman may seek to establish new locations where management believes the population of working adults, the local employment market, the availability of management talent and demographic trends will enable its schools to successfully replicate their operational models. Establishment of new locations will be subject to Whitman's ability to comply with or satisfy applicable regulatory requirements of the United States Department of Education and state licensing and accreditation requirements.

         Management also intends to expand Whitman's educational programs. The expansion of educational programs will include the elevation of certain certificate and diploma programs to associate degree programs as well as the development  of new  curricula.  Whitman  also  intends  to  develop  and  offer continuing education programs and corporate training programs for which Whitman's curricula is well-suited and can be customized on a cost-effective basis.

         In addition to the establishment of new locations and the elevation of certain schools to a higher degree level, Whitman will augment its expansion through selective strategic acquisitions where an acquisition is a more feasible alternative both financially and operationally. Whitman intends to focus on acquisition candidates that provide Whitman with additional geographic scope or educational content, that are historically profitable, compliant with applicable regulations, and that can be efficiently assimilated into Whitman's operations.


OPERATING STRUCTURE

         Whitman operates as two divisions: the University Degree Division and the Associate Degree Division. Each division focuses on a different segment of the postsecondary career education market. Whitman provides various centralized administrative services to each of its divisions and has a management structure which projects and implements corporate strategies and approaches within each division. Each division has a divisional president, regional supporting staff and local operating managers who oversee the daily operations of their respective areas of responsibility. Whitman believes that this management structure allows local school management to develop valuable local market experience and community and employer relationships that are vital to the adult career education market, while still realizing the economies of scale and degree of control associated with centralization.

         The University Degree Division is currently comprised of Colorado Tech, a regionally-accredited institution which, except for its Huron University campus, grants degrees primarily to working adults seeking career enhancement, primarily in the areas of computer and electronic technology, healthcare and business. Huron University, being a more traditional institution, primarily serves the traditional student attending college immediately following high school. Colorado Tech, including Huron, has approximately 2,800 students enrolled at four campuses. Colorado Tech and Huron offer various bachelor's degrees in computer science, management, engineering and education; master's degrees in computer science and business administration; and doctorate degrees in computer science and management. Whitman believes that flexible course structures, class schedules designed for the working adult, and the recent introduction of local-campus doctorate programs have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets and have established a successful, replicable model for growth and expansion into new markets.

         The Associate Degree Division focuses on the adult learner who desires rapid career change or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford-Brown and UDS, which provide adult students with associate's degrees and professional certificate programs primarily in the areas of healthcare, computer technology and business.
Sanford-Brown is a nationally-accredited institution that provides various associate's degrees in computer science, including networking and multimedia, business management, and allied health, including nursing, and similar professional certificate programs. UDS is also nationally accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology and medical assisting. The Associate Degree Division has approximately 4,500 students enrolled at 20 campuses, of which 1,500 students are enrolled at five Sanford-Brown campuses and 3,000 students are enrolled at 15 UDS campuses.


EDUCATIONAL PROGRAMS

         Whitman offers a range of career-oriented educational programs, substantially all of which are in the areas of computer and electronic technology, healthcare and business. Whitman offers various concentrations in these programs at the associate's, bachelor's, master's and doctorate levels as well as the professional diploma and certificate levels. The programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Program revisions occur frequently as a result of feedback from students, local advisory boards, comprised of professionals in career fields related to the programs, and local employers.

         Whitman's educational programs, by degree level, are set forth below:


                    UNIVERSITY DEGREE DIVISION                                        ASSOCIATE DEGREE DIVISION
----------------------------------------------------------------  -----------------------------------------------------------------
Colorado Technical University            Huron University*            Sanford-Brown College            Ultrasound Diagnostic School
------------------------------     -----------------------------  ------------------------------     ------------------------------

       DOCTORATE PROGRAMS              MASTER DEGREE PROGRAM            ASSOCIATE DEGREE                 PROFESSIONAL DIPLOMA
Computer Science                   Business                                  PROGRAMS                         PROGRAMS
Management                                                         Computer Information Systems       Diagnostic Medical Ultrasound
                                         BACHELOR DEGREE           Network Administration             Non-Invasive Cardiovascular
     MASTER DEGREE PROGRAMS                 PROGRAMS               Interactive Multimedia               Technology
Computer Science                   Computer Science                Physical Therapy Assistant         Medical Assistant
Computer Engineering               Management Information Systems  Occupational Therapy Assistant
Electrical Engineering             Financial Management            Respiratory Therapy
Management                         Business Administration         Radiography
Business                           Accounting                      Surgical Technology
                                   Education                       Nursing
      BACHELOR DEGREE              Nursing                         Medical Assistant
         PROGRAMS                  Criminal Justice                Accounting/Business Management
Computer Engineering                                               Office Administration
Computer Science                        ASSOCIATE DEGREE           Paralegal Studies
Management Information Systems              PROGRAMS
Telecommunication Electronics      Management Information Systems        PROFESSIONAL DIPLOMA
  Technology                       Business Management                       PROGRAMS
Systems Management                 Accounting                      Computer Applications
Electrical Engineering             Nursing                         Computer Programming
Electronic Engineering Technology  Criminal Justice                Network Administration
Health Science Management                                          Interactive Multimedia
Business Management                                                Practical Nursing
Human Resources Management                                         Medical Assistant
Logistics Systems Management                                       Respiratory Therapy
                                                                   Accounting
        ASSOCIATE DEGREE                                           Administrative Office Assistant
             PROGRAM
Management Information Systems
Electronics Technology
Business Management
Accounting
Medical Assisting
Criminal Justice



------------------

* A campus of Colorado Technical University.

        The following table provides information as of May 15, 1998 regarding the programs offered by each of Whitman's schools:

                                                                             LENGTH OF
                                   TYPE OF       NUMBER OF    NUMBER OF       PROGRAM
             SCHOOL                PROGRAM       LOCATIONS    STUDENTS      (IN MONTHS)
--------------------------------  ----------     ---------    ---------     -----------

   UNIVERSITY DEGREE DIVISION

Colorado Technical University     Doctoral          2            108           24-36
                                  Master            3            590           18-21
                                  Bachelor          3          1,359           36-48
                                  Associate         3            110           18-24
                                  Non-degree        3            187           Varies
                                                              ------

         School Total                                          2,354
                                                              ======

Huron University                  Master            1             39           18-21
                                  Bachelor          1            377           36-48
                                  Associate         1             58           18-24
                                  Non-degree        1             20           Varies
                                                              ------

         School Total                                            494
                                                              ======

ASSOCIATE DEGREE DIVISION

Sanford-Brown College             Associate         4          1,114           18-21
                                  Non-degree        5            419              11
                                                              ------

         School Total                                          1,593
                                                              ======

Ultrasound Diagnostic School      Non-degree       15          3,117           9-18
                                                              ------

                                                               3,117
                                                              ======

         Whitman Total                                         7,558
                                                              ======


         Tuition and fees for Whitman's programs vary depending on the nature of the program and the location of the school. Tuition and fees for the non-degree programs in the Associate Degree Division range from approximately $9,000 for the nine-month medical assistant program offered by UDS to $21,000 for the longest associate degree programs offered by Sanford-Brown. In the University Degree Division, tuition and fees range from $26,000 to $30,000 for the 48-month bachelor's degree programs, $11,000 to $12,000 for the 21- month master's program and $22,400 for the 24-month doctorate program.

         Academic schedules are designed flexibly to meet the needs of the adult student. UDS offers all three of its programs during the day or night and classes begin generally every five weeks. Sanford-Brown's non- degree programs begin quarterly and are offered both during the day and night. Sanford-Brown's associate degree programs also begin quarterly and are currently offered principally during the day, although Sanford- Brown has redesigned its associate degree program to enable evening students to complete the program in the same time-frame as day students. Degree programs at Colorado Tech's Colorado Springs, Denver and Sioux Falls campuses are offered principally at night to accommodate the typical Colorado Tech student who is a working adult. Classes at Huron, a more traditional university, are offered principally during the day.

STUDENT RECRUITMENT

         Whitman utilizes a wide array of advertising and marketing strategies to attract students to its schools, including various combinations of newspaper, radio, direct contact with human resources departments of various corporations, television and direct mail. Whitman markets each of its schools on a local basis, and draws the vast majority of its students from the local areas surrounding each school. Whitman measures the effectiveness of its marketing efforts by tracking the enrollment rates and costs associated with each form of marketing on an individual basis. Typically, 25% to 30% of Whitman's schools' new enrollment is generated by referrals from graduates or in-school students with the remainder resulting from advertising efforts.


STUDENT ADMISSIONS

         Each school employs several admissions representatives who interview and enroll students on-site and a variety of support personnel to assist students in the admissions process. Each of Whitman's schools has admission requirements designed to ensure that entering students have the educational and work background, personal circumstances and the ability necessary to successfully complete their program of study. Admission requirements differ from program to program and school to school, but at a minimum, each applicant must be a high school graduate or possess the recognized equivalent credential, perform successfully on a personal interview, and in most cases, perform adequately on an entrance examination. The admissions process is monitored by a director or dean of admissions in each location, and reviewed by Whitman's compliance department.


GRADUATE CAREER SERVICES

         Each of Whitman's schools operates a career services department which provides career development services to in-school students and alumni. These services include various combinations of seminars/courses covering interviewing skills, resume preparation and enhancement, job search skills, and career planning advice. In addition, the career services departments of the various schools make contact with potential employers on behalf of the schools and individual graduates, schedule interviews, attempt to obtain feedback regarding graduate performance on interviews, and provide on-going re-placement assistance to employed graduates.


COMPETITION

          The postsecondary school industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of Whitman's schools has various competitors, including public and private colleges and other proprietary institutions. In addition, in almost all of the geographic areas in which UDS teaching facilities are located, hospitals also operate programs to train medical sonographers. Generally, however, hospitals operate these programs for their own staffing requirements.

         Competition is typically based on the nature and quality of the programs offered, flexibility of class scheduling, service to the student customers and employability of graduates. Certain public and private colleges may offer programs similar to those of Whitman at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions and other financial resources not available to proprietary institutions. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of Whitman's schools.


LICENSING AND FINANCIAL AID REGULATION

         FEDERAL AND STATE REGULATION. Each of Whitman's schools is subject to regulation by: (i) the state in which it operates; (ii) accrediting bodies; and
(iii) because they are certified to participate in Title IV Federal financial aid programs ("Title IV Programs"), the United States Department of Education (the "DOE"). The loss of authorization to operate in states in which Whitman currently operates, the withdrawal of accreditation from Whitman's schools, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect on Whitman.

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

         ACCREDITATION. Accreditation is a non-governmental process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

         Pursuant to provisions of the Higher Education Act of 1965, as amended (the "HEA"), the DOE relies on accrediting agencies and state licensing bodies to determine whether institutions' educational programs qualify them to participate in the programs of federal student financial assistance administered pursuant to Title IV of the HEA. The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the DOE as a condition of its continued recognition. Accrediting agencies that meet the DOE standards are recognized as reliable arbiters of educational quality.

         The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the HEA, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education.

         Each of Whitman's schools is accredited by an accrediting body recognized by the DOE. This accreditation serves as: (i) the basis for the recognition and acceptance by employers, other higher education institutions and governmental entities of degrees and credits earned by students; (ii) one of the qualifications to participate in Title IV Programs; and (iii) the qualification for authorization to operate in certain states.

         FEDERAL FINANCIAL AID PROGRAMS. Whitman derives a majority of its revenue from students who participate in Title IV Programs under the HEA, and the regulations promulgated thereunder (the "Regulations") by the DOE. The potential loss of student financial aid due to Whitman's failure to comply with any aspect of the Regulations would have a material adverse effect on Whitman.

         A brief description of these programs follows:

                  FEDERAL PELL GRANT ("PELL"). Federal Pell Grants are a primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit. For the 1997-98 award year, Pell Grants range from $400 to $2,700 per year.

                  FEDERAL SUPPLEMENTAL EDUCATIONAL OPPORTUNITY GRANT ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards generally range in amount from $100 to $4,000 per year; however the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. Whitman is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 1996-97 award year, Whitman's required 25% institutional match was met by approximately $23,000 in funds from its institutions.

                  FEDERAL  FAMILY  EDUCATION  LOAN  PROGRAM  ("FFEL").  The FFEL
program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half- time student.

                  FEDERAL PERKINS LOAN PROGRAM ("PERKINS"). Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program.

                  FEDERAL WORK STUDY ("FWS"). Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions.

         REGULATORY OVERSIGHT. In order to participate in Title IV Programs, Whitman must comply with complex standards set forth in the HEA and the Regulations including the demonstration of "financial responsibility" and the "administrative capability" to handle and disburse Title IV funds. Compliance with such standards is subject to periodic reviews by the DOE and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Programs are subject to disallowance as a result of such reviews and to repayment by the schools. In 1992, in reauthorizing the HEA, Congress imposed more stringent standards upon proprietary institutions participating in Title IV Programs. The new standards placed proprietary institutions under increased regulatory scrutiny. Whitman believes that its institutions are in substantial compliance with the HEA and its implementing regulations. Whitman cannot, however, predict with certainty how all of the HEA provisions and the implementing regulations will be applied. As described below, the violation of the Title IV Program requirements by Whitman or any of its institutions could have a material adverse effect on the financial condition or results of operations of Whitman. In addition, it is possible that the HEA and its implementing regulations may be applied in a way that could hinder Whitman's operations or expansion plans. It is anticipated that the HEA will again be reauthorized in late 1998 or early 1999 which again may change certain standards applicable to proprietary institutions. There can be no assurance that the reauthorization will continue the availability of funding for Title IV Programs at current levels or that existing requirements for institutional or student eligibility to participate in Title IV Programs will not change in a manner that has an adverse effect on Whitman.

         PROVISIONAL CERTIFICATION. An institution may be placed on provisional certification status for a period not to exceed three years, if the DOE finds that the institution does not fully satisfy all DOE eligibility and certification standards. Provisional certification differs from full certification in that a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school. Further, the DOE may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV Programs. If an institution successfully participates in the Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the DOE may renew the institution's provisional certification. Further, any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution will be required to reapply for continued eligibility.

         THE 85/15 RULE. The HEA requires that an annual comparison be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible programs. Under the 85/15 Rule, a proprietary school will be ineligible to participate in Title IV Programs if, on a cash basis of accounting, more than 85% of revenues from its Title IV eligible programs for the prior fiscal year were derived from Title IV Program funds. If a school were to fail the 85/15 rule for a particular fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of Whitman's schools violated the 85/15 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the DOE would consider all Title

IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution. Each of Whitman's institution's is currently in compliance with the 85/15 Rule.

         ADMINISTRATIVE CAPABILITY. The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV
Programs. The DOE has issued regulations that require each institution to satisfy a series of separate standards. Failure to satisfy any of the standards may lead the DOE to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in Title IV Programs or must be placed on provisional certification status as a condition of such continued participation. One standard that is applicable to certain programs with the stated objective of preparing students for employment requires that the institution show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment.

         An additional standard in the HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The DOE has provided only limited guidance respecting compliance with this requirement. Whitman's employees involved in student recruitment, admissions or financial aid receive a salary and participate in a bonus plan available to all employees. Based on written guidance from the DOE, Whitman believes that its method of compensating these employees complies with the requirements of the HEA. The Regulations do not, however, establish clear standards for compliance, and there can be no assurance that the DOE will interpret its regulations in the same manner as has Whitman.

          Under new regulations issued by the DOE in November 1996, starting January 1, 1998, each institution must utilize certain electronic processes provided by the DOE in order to be considered administratively capable. Whitman has adjusted its current practices in order for its institutions to comply fully with this new requirement. Whitman does not believe that its financial condition will be materially affected by this new standard.

         TITLE IV PROGRAM FUNDS MANAGEMENT. The DOE issued new regulations in November 1996 which became effective July 1, 1997 and which revised the procedures governing how an institution participating in Title IV Programs requests, maintains, disburses and otherwise manages Title IV Program funds. One significant change is the requirement that institutions disburse all Title IV Program funds by payment period which, in the case of some of Whitman's institutions, corresponds to an academic quarter. Other significant changes include expanding the requirements for institutions to notify Title IV Program fund recipients of certain information and reducing the time by which an institution must return undisbursed Title IV Program funds. These new regulations  do not  materially  affect  Whitman's  cash  flow  but do  increase
Whitman's administrative burden; however, they should not have a material adverse effect on Whitman's financial condition or results of operations.

         STANDARDS OF FINANCIAL RESPONSIBILITY. Under the Regulations, each eligible proprietary institution must satisfy certain standards of financial responsibility to continue to participate in Title IV Programs. To be considered financially responsible under the Regulations, an institution (i) must have sufficient cash reserves to make required refunds; (ii) must be current in its debt payments; (iii) must be meeting all of its financial obligations; and (iv) must meet prescribed financial standards. For purposes of these standards, Sanford- Brown and Colorado Tech have historically been evaluated as distinct entities, while the DOE has evaluated UDS on the basis of the financial performance of Whitman as a whole. However, the Regulations give the DOE discretion in this regard and there can be no assurance that the method by which the DOE evaluates Whitman's schools will not change in the future.

         The three principal numeric standards of financial responsibility under which each of Whitman's schools will be evaluated for the federal fiscal year ending June 30, 1998 are profitability, the acid test ratio and tangible net worth.

     PROFITABILITY. A school may not have net operating losses, as defined by the Regulations, in either or both of its two most recent fiscal years that in sum result in a decrease in tangible net worth in excess of ten percent of the school's tangible net worth at the beginning of the two-year period. Although Whitman had net income in fiscal 1998, Whitman incurred a net loss in fiscal 1997. However, as a result of increases in capital of Whitman from a private placement of Whitman's common stock in October 1996 and the exercise of outstanding options and warrants to purchase Whitman's common stock, the operating losses have not resulted in a ten percent decrease in Whitman's tangible net worth from the beginning of fiscal 1997. In fact, Whitman's tangible net worth increased over the two-year period. Although there is no interpretive guidance available as to when the tangible net worth is to be measured for purposes of determining compliance with this regulation, Whitman believes it is in compliance with the profitability standards based on a reasonable reading of the regulation. However, in the event the DOE adopts a different interpretation, Whitman could be subject to the disciplinary measures outlined below.

                  ACID TEST RATIO. A second standard of financial responsibility is the "acid test ratio." A school must maintain a ratio of cash, cash equivalents, certain restricted cash and current accounts receivable to total current liabilities of at least one to one at the end of its fiscal year. At March 31, 1998, Whitman's acid test ratio (applicable to UDS) was 1.18 to 1.00, Colorado Tech's acid test ratio was 1.22 to 1.00, and Sanford- Brown's acid test ratio was 1.48 to 1.00.

          TANGIBLE NET WORTH. An eligible institution is required to have a positive tangible net worth at the completion of its fiscal year. At March 31, 1998, Colorado Tech, Sanford-Brown and Whitman each had a positive tangible net worth.

         An institution that is determined by the DOE not to be financially responsible on the basis of failing to meet one or more of the specified standards is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may submit an irrevocable letter of credit in favor of the DOE, either in an amount equal to at least one-half of the total Title IV Program funds received by students enrolled at such institution during the prior award year or in an amount equal to at least ten percent of such prior award year's funds if the institution agrees to be provisionally certified and disburse Title IV funds only after earned by the institution and approved by the DOE. If required to do so, there is no assurance that Whitman would be able to secure the necessary funds or collateral to post a sufficient letter of credit to comply with either alternative. The institution may also qualify by demonstrating to the satisfaction of the DOE, with the support of a statement from a certified public accountant, that it has the ability to meet all of its financial obligations and, by proof of compliance with certain standards specified in the regulations, that it is not subject to precipitous closure.

         Even if an institution meets all of these numerically-based standards, however, it may be deemed not to be financially responsible if (i) the institution's audit report contains an adverse, qualified or disclaimed opinion,
(ii) the institution's participation in Title IV Programs has been limited, suspended or terminated in the past five years, (iii) the institution in the past two years, as the result of a finding in its compliance audit or in a program review by the DOE, was required to repay an amount greater than 5% of the funds the institution received under Title IV in the year covered by the audit or program review, (iv) the institution has failed in the past five years to timely submit compliance and financial statement audits, or (v) the institution failed to resolve satisfactorily any compliance problems identified in audit or program reviews. The institution may also be deemed to be not financially responsible if certain controlling persons owe, or are associated with another institution that owes, Title IV liabilities to the DOE.

         In November 1997, the DOE revised the standards of financial responsibility applicable to Whitman's schools effective for fiscal years beginning after June 30, 1998. To be considered financially responsible under the new Regulations, an institution must achieve a composite score of at least
1.5 on the new Equity, Primary Reserve and Net Income ratios, as determined in accordance with the new regulations.

         The Equity Ratio measures capital resources, ability to borrow and financial viability. The Primary Reserve Ratio measures an institution's ability to support current operations from expendable resources. The Net Income Ratio measures an institution's ability to operate profitably.

         Once the ratios are computed, they are adjusted by strength factors, weighted and added to create the composite score. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If the institution's composite score is between 1.0 and 1.4, however, it may continue to participate in Title IV Programs, even though it is deemed not to be financially responsible, for a period of no more than three years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in Title IV Programs on this basis must comply with alternative methods of disbursing Title IV funds prescribed by the DOE and must provide the DOE with timely information with respect to certain matters and financial events. The DOE may also request from such institutions additional information about their current operations and/or future plans.

          The regulations in effect prior to July 1, 1998 will govern analysis of Whitman's financial statements for its fiscal year ended March 31, 1998. The new regulations also provide a transition year alternative for fiscal years beginning after July 1, 1997 and prior to June 30, 1998. Whitman's transition year is its 1999 fiscal year which began April 1, 1998. In the transition year, an institution may qualify as a financially responsible institution by meeting either the new or the old standards of financial responsibility at its election. Thus the new standards will not become absolutely applicable to Whitman's financial statemens until March 31, 2000. However, if the new standards were applied to Whitman's financial statements for the fiscal year ended March 31, 1998, Whitman's composite score on a consolidated basis (as historically applied to UDS) would be 1.4. Colorado Tech's composite score would be 1.6, and Sanford-Brown's composite score would be 2.9. While Whitman will constantly evaluate and attempt to improve its composite score prior to March 31, 2000, there can be no assurance that all of Whitman's institutions will meet the minimum composite score of 1.5 at March 31, 2000 and therefore not be subject to the heightened monitoring described above.

          COHORT DEFAULT RATES. The Regulations also require the calculation of a cohort default rate on FFEL received by current and former students to attend the institution. The cohort default rate measures the percentage of students who enter repayment in a particular federal fiscal year on FFEL loans and default before the end of the following federal fiscal year. If a school's official cohort default rate exceeds 25% for each of its three most recent federal fiscal years, it becomes ineligible to participate in the FFEL programs. A school may also become ineligible if its official default rate exceeds 40% in any one fiscal year. A school's cohort default rate is published annually by the DOE. The most recent official cohort year published was 1995. UDS' official 1995 rates ranged from 4.3% to 10.8%; Sanford-Brown's official 1995 rates were 7.9% and 10.7% and Colorado Tech's official 1995 rate was 7.3%. All of Whitman's schools' preliminary 1996 default rates were below 25% with no preliminary rate exceeding 15%.

         In addition, the Regulations provide that in the event that an institution has a cohort default rate in excess of 25%, the DOE may place that institution on provisional certification to participate in Title IV Programs. Provisional certification may last no longer than three years. As a result of default rates in excess of 25% at Sanford-Brown's Granite City and Missouri campuses in federal fiscal years 1992 and 1993, Sanford-Brown's certification to participate in Title IV Programs is provisional at this time. Sanford-Brown's default rates in 1994, 1995 and its preliminary 1996 rate, as stated above, were all below the 25% threshold. If Sanford-Brown's official cohort default rate for 1996 remains below 25%, the institution may apply to DOE for full certification.

         CHANGE OF CONTROL. A change of ownership in Whitman which results in a change in control (as defined below) typically results in the schools operated by Whitman becoming ineligible to participate in Title IV Programs pending recertification by the DOE, require reauthorization to operate by individual states and could trigger a review by each of its school's accrediting bodies.

         With regard to the participation in Title IV Programs of institutions owned by publicly held companies, the DOE has adopted the change of ownership and control standards used in federal securities law. A change in control which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would result in Whitman's schools becoming ineligible to participate in Title IV Programs pending recertification by the DOE. A failure to obtain such recertification would have a material adverse effect on the financial condition of Whitman.

         Each of Whitman's accrediting bodies and the state agencies which authorize Whitman to operate schools have different regulations regarding changes in control which could require re-authorization or re- accreditation. The failure of Whitman to obtain state authorization or re-accreditation of any of its schools subsequent to a change in control would have a material adverse effect on Whitman.

         Acquisitions of other institutions by Whitman typically would result in a change of ownership resulting in a change of control with regard to the acquired institution. The acquisition of Sanford-Brown in December 1994 automatically terminated the participation of Sanford-Brown in Title IV Programs. After the closing, Whitman applied for eligibility, and Sanford-Brown was declared eligible for participation in the Title IV Programs in early May 1995. Students who enrolled in Sanford-Brown during the period in which its participation was terminated could not utilize some Title IV funds which they would otherwise have been entitled to utilize. Therefore, as a result of Sanford-Brown's interruption in eligibility, a portion of the monies due from its students were not received and were unrecoverable. This adversely affected Sanford-Brown's operating income during that period. In addition, the period during which Sanford-Brown was ineligible to participate in Title IV Programs had an adverse effect on the cash flow of Sanford-Brown.

         The acquisition of Colorado Tech in March 1996 likewise automatically terminated its eligibility to participate in Title IV Programs. Colorado Tech was recertified by the DOE in June 1996. Colorado Tech's operating income and cash flow were not materially impacted by its period of ineligibility. Colorado Tech's acquisition of Huron University in December 1996 terminated that institution's eligibility until certification of Huron as additional locations of Colorado Tech, which occurred in April 1997. Huron's operating income and cash flow were also not materially impacted by its period of ineligibility.

         Generally, when a change in control does occur, the school's certification by the DOE following the change in control is provisional. As a result of the change in ownership resulting in a change in control that occurred in connection with the acquisition of Colorado Tech, Colorado Tech is provisionally certified for participation in Title IV Programs at this time.

Huron, as a division of Colorado Tech, now falls under Colorado Tech's provisional certification. Similarly, Sanford-Brown was provisionally certified for the three year period following its acquisition in 1994.

         COMPLIANCE AUDITS. Whitman's institutions are subject to audits or program compliance reviews by various external agencies, including the DOE, and state, guaranty and accrediting agencies. The HEA and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the DOE or another regulatory agency were to determine that one of Whitman's institutions had improperly disbursed Title IV Program funds or had violated a provision of the HEA or the implementing regulations, the affected institution could be required to repay such funds to the DOE or the appropriate state agency or lender and could be assessed an administrative fine. If the DOE viewed the violation as significant, the DOE would also transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document students' eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject an institution or Whitman to other civil and criminal penalties. In addition, if one or more of the institutions commits significant violations of regulatory standards governing Title IV Programs, the DOE may impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in Title IV Programs.

         A fine, up to $25,000 per violation, is determined by the DOE based on the gravity of the violation and taking into account the size of the institution. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in the Title IV Programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution's total receipts derived from Title IV Programs. With respect to financial responsibility compliance, a limitation may also include a requirement that the institution obtain surety in an amount specified by the DOE, to assure its ability to meet its financial obligations to students who participate in Title IV Programs. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. If the DOE terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the FFEL and FDL programs due to high cohort default rates for three consecutive years normally may not apply to resume participation in those programs for at least two federal fiscal years. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 85/15 Rule may not apply to resume participation in Title IV Programs for at least one year. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on Whitman. A termination of eligibility to participate in Title IV Programs would have a material adverse effect on Whitman.

         EXPANSION OF PROGRAMS AND LOCATIONS. Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to a diploma, associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupations as any educational programs that had previously been designated as eligible programs at that institution, and meets certain minimum length requirements.

SEASONALITY

       Whitman experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollments. New enrollments in Whitman's schools tend to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. Whitman expects that this seasonal trend will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

       At March 31, 1998, Whitman had approximately 591 full-time and 418 part-time employees of whom 539 were faculty and 470 were administrative personnel at the various schools. The remaining employees were employed by Whitman at its administrative offices.


FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

       Sections of this Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and Whitman intends that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions may be deemed to create forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced.

       Forward-looking statements contained in this Report may relate to: (i) Whitman's ability to capitalize on perceived favorable demographic trends; (ii) the expansion of Whitman's business through the addition of new curricula or new locations, the elevation of certain locations to degree-granting status or by acquisitions; (iii) the ability of Whitman to realize increased enrollments from investments in infrastructure; (iv) the expected impact of Year 2000 software failures; (v) Whitman's ability to fund the capital expenditures associated with the relocation of facilities; (vi) the reauthorization of the HEA; (vii) the DOE's enforcement or interpretation of existing regulations affecting Whitman's operations; (viii) the seasonality of Whitman's results of operations; (ix) the outcome of legal proceedings involving Whitman; (x) Whitman's anticipated need for capital expenditures; and (xi) the sufficiency of Whitman's working capital, financings, including its ability to increase its borrowing if necessary, and cash flow from operating activities for Whitman's future operating and capital requirements.

       Whitman wishes to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, Whitman's actual results and could cause Whitman's actual consolidated results during fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Whitman: (i) Whitman's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Whitman; (ii) the ability of Whitman to gauge the educational needs of its customers and provide curricula that satisfies customer demand; (iii) the level of demand for the curricula offered by Whitman;
(iv) the ability of Whitman to locate and obtain favorable school sites, negotiate acceptable lease terms, and hire and train employees; (v) the unanticipated impact of Year 2000 issues, particularly the failure of products or services from third party vendors to function properly in the Year 2000; (vi) the ability of Whitman to meet the lending guidelines of commercial landlords with respect to prospective capital lease obligations and the willingness of such landlords to finance Whitman's buildout of new facilities; (vii) Whitman's ability to manage planned internal growth; (viii) the ability of Whitman to successfully integrate acquired operations and to bring its newer Colorado Tech campuses and Huron University to profitability; (ix) the effect of economic conditions in the postsecondary education industry and in the nation as a whole; (x) the vagaries of the judicial process as it relates to the resolution of legal proceedings involving Whitman; (xi) the effect of competitive pressures from other educational institutions; (xii) the effect of, and Whitman's ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and Whitman's eligibility to participate in, student financial aid programs; and
(xiii) the role of the DOE's, Congress' and the public's perception of for-profit education as it relates to changes in the HEA in connection with the reauthorization.


ITEM 2.  PROPERTIES

         Whitman and its subsidiaries lease all of their administrative and campus facilities. Whitman, along with the Associate Degree Division, maintains headquarters in Miami, Florida, where combined they lease approximately 11,000 square feet of office space. Sanford-Brown also has limited administrative facilities at its Des Peres campus. Colorado Tech maintains its administrative offices at its campus in Colorado Springs, Colorado.

         Whitman's schools are operated from the following leased premises:


ADDRESS OF SCHOOL                     SCHOOL                   SIZE OF FACILITY
                                                               (IN SQUARE FEET)
---------------------------          ------------------------  ----------------

Huron, South Dakota                  Colorado Tech                229,859*
                                     (d/b/a Huron University)
Colorado Springs, Colorado           Colorado Tech                80,000
Sioux Falls, South Dakota            Colorado  Tech               21,064
Denver, Colorado                     Colorado Tech                18,298
North Kansas City, Missouri          Sanford-Brown                38,500
Des Peres, Missouri                  Sanford-Brown                28,474
Hazelwood, Missouri                  Sanford-Brown                26,592
St. Charles, Missouri                Sanford-Brown                14,650
Granite City, Illinois               Sanford-Brown                12,253
New York, New York                   UDS                          14,500
Carle Place, New York                UDS                          14,607
Iselin, New Jersey                   UDS                          13,000
Atlanta, Georgia                     UDS                          11,469
Bellaire, Texas                      UDS                          10,398
Tampa, Florida                       UDS                          10,263
Irving, Texas                        UDS                          10,253
Trevose, Pennsylvania                UDS                          10,204
Elmsford, New York                   UDS                          10,034
Jacksonville, Florida                UDS                           9,370
Springfield, Massachusetts**         UDS                           9,150
Pittsburgh, Pennsylvania             UDS                           6,238
Pompano Beach, Florida               UDS                           5,600
Independence, Ohio                   UDS                           3,505
Silver Spring, Maryland              UDS                           2,615


-----------------

* The Huron, South Dakota campus of Colorado Tech consists of seven buildings on approximately 15 acres.

** In March 1998, the Marlborough campus was relocated to Springfield, Massachusetts.

         Whitman believes that all of its present facilities are suitable and adequate for their current uses. Whitman constantly monitors the suitability of its campus facilities to anticipate where demand for its products will create overcrowding or exceed capacity of existing facilities. In fiscal 1998, Whitman relocated its Atlanta UDS school from a facility of approximately 8,092 square feet to a facility of approximately 11,469 square feet and in April 1998, Colorado Tech relocated its Sioux Falls facility to a new 21,064 square foot facility. Presently, Whitman is in the process of finalizing plans to relocate its Pompano Beach, Florida, Independence, Ohio and Silver Spring, Maryland UDS schools to larger facilities.


ITEM 3.  LEGAL PROCEEDINGS

         Whitman is a party to routine litigation incidental to its business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any litigation involving Whitman, management does not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on Whitman's financial condition or results of operations. See "Forward-Looking Statements; Business Risks" appearing in Item 1 of this Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as executive officers of Whitman as of March 31, 1998. Officers serve at the discretion of the Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

          RICHARD C. PFENNIGER, JR. Mr. Pfenniger, age 42, has been Chief Executive Officer and Vice Chairman of Whitman since March 1997 and a director of Whitman since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation from 1994 to March 1997. He served as Senior Vice President-- Legal Affairs and General Counsel of IVAX from 1989 to 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is a director of North American Vaccine, Inc., and Pan Am Corporation.

          RANDY S. PROTO. Mr. Proto, age 40, has been President of Whitman since 1994. In 1997, Mr. Proto also assumed the duties of Chief Operating Officer. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in 11 proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.

         DAVID D. O'DONNELL. Mr. O'Donnell, age 56, has been President and Chairman of the Board of Colorado Tech since 1986. Since 1997, Mr. O'Donnell has also been Acting Chancellor of Huron University, a campus of Colorado Technical University in Huron, South Dakota. Prior to 1986, Mr. O'Donnell was employed by ITT Educational Services, Inc., another provider of proprietary education, from 1975 through February 1986 when he left to join Colorado Technical University. While at ITT Educational Services, Mr. O'Donnell served in many capacities including Director of Marketing and Vice President and General Manager of ITT Employment Training Systems, a subsidiary of ITT Educational Services.

          FERNANDO L. FERNANDEZ. Mr. Fernandez, age 37, has served as Vice President--Finance, Treasurer and Chief Financial Officer of Whitman since 1996. Prior to joining Whitman, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

         RICHARD B. SALZMAN. Mr. Salzman, age 37, has served as Vice President --Legal Affairs and General Counsel and Secretary of Whitman since 1996. For approximately ten years prior to joining Whitman, Mr. Salzman was engaged in private law practice in Miami, Florida, primarily with the firm of Homer & Bonner, P.A.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       MARKET INFORMATION

         Whitman's common stock is traded on the American Stock Exchange under the symbol WIX. The following table sets forth the high and low closing prices of Whitman's common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                                 1998
                                      --------------------------
                                         High              Low
                                      --------------------------
Quarter Ended 6/30/97...............  $   5.48          $  3.75
Quarter Ended 9/30/97...............      5.94             3.63
Quarter Ended 12/31/97..............      6.56             5.19
Quarter Ended 3/31/98...............      6.69             4.75

                                                 1997
                                      --------------------------
                                         High              Low
                                      --------------------------
Quarter Ended 6/30/96...............  $  14.25          $  5.44
Quarter Ended 9/30/96...............      9.88             6.88
Quarter Ended 12/31/96..............      8.56             5.37
Quarter Ended 3/31/97...............      6.69             4.31

         As of the close of business on June 15, 1998, there were approximately 247 record holders of Whitman's common stock.

         Whitman has not paid dividends on its common stock and does not contemplate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 YEAR ENDED MARCH 31,
                                           ----------------------------------------------------------------
                                              1998         1997         1996         1995          1994
                                           ----------   ----------   ----------    ----------    ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(2)

OPERATING DATA
Revenues.................................. $   60,306   $  46,993    $  39,838     $ 19,332      $  13,221
Income (loss) from operations.............        784      (3,245)         951          288            539
Net income (loss) ........................        143      (4,363)        (101)        (147)           353
Net income (loss) per share(3)............        .01        (.38)        (.01)        (.02)           .04
Dividends.................................       None         None         None         None          None

BALANCE SHEET DATA
Total assets.............................. $   53,821   $  48,017    $  35,323     $ 31,600      $  12,967
Long-term debt and capital lease
  obligations, less current portion.......     14,350      11,109       11,494        9,467            699
Stockholders' equity......................     17,833      16,107        7,385        7,256          5,718

--------------------

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

(3) The 1,021,612 shares issued in connection with the Sanford-Brown acquisition that remained in escrow at March 31, 1996 to be disbursed to the seller or returned to Whitman upon the occurrence or failure to occur of certain events relating to the regulation of Sanford-Brown were not considered outstanding for purposes of computing the net loss per share for fiscal 1995 and 1996 as their effect was anti-dilutive. Due to the substantial satisfaction of such contingencies in fiscal 1997, the shares were disbursed to the seller and considered outstanding for purposes of computing the net loss per share for fiscal 1997.


         See Consolidated Financial Statements, Item 8 of this Report, for supplementary financial information of Whitman.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman and the notes thereto appearing elsewhere in this report and in conjunction with "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 in that certain statements made in this Item are qualified by the risk factors set forth in that section.

         All prior period consolidated financial statements presented have been restated to include the acquisition of Colorado Tech on March 29, 1996, which was accounted for as a pooling of interests, as if the merger took place at the beginning of such period. The financial statements of Colorado Tech have been consolidated based on its calendar year end, December 31, for all periods prior to fiscal 1997. The consolidated financial statements for fiscal 1997 have been adjusted to conform Colorado Tech's year-end with that of Whitman. In addition, all references to the number of shares outstanding and per share amounts have been restated to reflect the two-for-one stock split effected as of May 13, 1996.


GENERAL

         Whitman is organized into a University Degree Division and an Associate Degree Division through which its education programs are offered through three wholly-owned subsidiaries. The University Degree Division offers primarily doctorate, master's and bachelor's degrees through Colorado Tech and Huron University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS. The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of Whitman's revenues are indirectly derived from Title IV Programs.

         Historically, Whitman's revenues have increased primarily as a result of the expansion of program offerings and the opening or acquisition of campuses. At UDS, the expansion of program offerings generated an increase in its revenues from $15.0 million in fiscal 1996 to $27.5 million in fiscal 1998. At Colorado Tech, the expansion of program offerings, opening of a campus, and the acquisition of Huron University generated an increase in revenues from $8.9 million in fiscal 1996 to $16.0 million in fiscal 1998.

          On December 30, 1996, Colorado Tech acquired the South Dakota operations and certain assets at two campuses of Huron University. The Sioux Falls campus of Huron University was subsequently converted to a Colorado Technical University campus. The acquisition was accounted for using the purchase method of accounting. For the year ended March 31, 1998 and the three months ended March 31, 1997, the two campuses of Huron University generated net of revenues of $4.7 million and $1.1 million, respectively, and sustained operating losses of $1.6 million and $22,000, respectively.

         Instructional and educational support consists primarily of costs related to the educational activity of Whitman's schools. Instructional and educational support includes faculty compensation, administrative salaries for departments that provide services directly to the students, occupancy costs, costs of books sold, and depreciation and amortization of equipment costs and leasehold improvements.

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


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:


                                                                YEAR ENDED MARCH 31,
                                                        ---------------------------------
                                                          1998        1997         1996
                                                        --------    --------     --------

Net revenues............................................ 100.0%      100.0%       100.0%
                                                        --------    --------     --------

Costs and expenses:
 Instructional and educational support..................  67.1        66.8         60.6
 Selling and promotional................................  14.3        14.8         14.3
 General and administrative.............................  17.3        25.3         22.7
                                                        --------    --------     --------

 Total costs and expenses...............................  98.7       106.9         97.6
                                                        --------    --------     --------

Income (loss) from operations...........................   1.3        (6.9)         2.4

Other (income) expenses:
 Interest expense.......................................   2.2         2.1          3.1
 Interest income........................................  (0.3)       (0.2)        (0.1)
 Provision for writedown of marketable securities.......    --         1.4           --
                                                        --------    --------     --------

Loss before income tax  benefit.........................  (0.6)      (10.2)        (0.6)
Income tax benefit......................................  (0.8)       (0.9)        (0.3)
                                                        --------    --------     --------

Net income (loss).......................................   0.2%       (9.3)%       (0.3)%
                                                        ========    ========     ========


         YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

         Net revenues increased by $13.3 million or 28.3% to $60.3 million for the year ended March 31, 1998 from $47.0 million for the year ended March 31, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 20.5% overall with the
University Degree Division experiencing a 26.2% increase and the Associate Degree Division experiencing a 17.7% increase.

         The increase in student enrollment in the University Degree Division resulted in increased net revenues of $4.2 million or 35.4%. This increase was primarily due to the opening of a Colorado Tech campus in October 1996 and the acquisition of Huron University in December 1996.

         The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $9.1 million or 25.9%. The increased enrollment was primarily in the medical assisting programs offered by UDS which were introduced during fiscal 1996 and were offered at 12 of 15 campuses during fiscal 1998.

         Instructional and educational support expenses increased by $9.1 million or 29.1% to $40.5 million in fiscal 1998 from $31.4 million in fiscal 1997. As a percentage of net revenues, instructional and educational support expenses increased to 67.1% in fiscal 1998 as compared to 66.8% in fiscal 1997. Instructional and educational support expenses increased by $5.2 million at the University Degree Division due to the costs incurred to support a full year of operations of Huron University and its new Denver Colorado Tech campus. At the Associate Degree Division, the increase in such expenses of $3.9 million was primarily due to the upgrade of equipment and facilities, and the addition of faculty, staff and management at the schools to support the increase in student enrollment.

         Selling and promotional expenses increased by $1.6 million or 23.1% to $8.6 million in fiscal 1998 from $7.0 million in fiscal 1997. As a percentage of net revenues, selling and promotional expenses decreased to 14.3% in fiscal 1998 from 14.8% in fiscal 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS and to an increase in selling and promotional costs at the University Degree Division for the new Denver Colorado Tech campus and the acquired campuses of Huron University in Huron and Sioux Falls, South Dakota.

         General and administrative expenses decreased by $1.4 million or 12.1% to $10.5 million in fiscal 1998 from $11.9 million in fiscal 1997. As a percentage of net revenues, general and administrative expenses decreased to 17.3% in fiscal 1998 from 25.3% in fiscal 1997. These decreases were due primarily to a decrease in bad debt expense at the Associate Degree Division due to improved cash collections. The decrease in general and administrative expenses as a percentage of net revenues was due to Whitman's ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

         Interest expense increased by $333,000 due to the increase in the average outstanding debt balance necessary to fund capital expenditures.

         Whitman periodically performs an analysis of the realizability of its deferred tax assets based on management's assessment of current and expected operating results. As of March 31, 1998, Whitman determined that a $1.2 million valuation allowance for its deferred tax assets was necessary, which resulted in the recognition of a deferred income tax benefit of $489,000 in fiscal 1998.

         Whitman reported net income of $143,000 and a net loss of $4.4 million for the years ended March 31, 1998 and 1997, respectively. The increase in net income for fiscal 1998 was primarily due to an increase in operating income of $5.6 million generated from the Associate Degree Division as a result of an increase in revenues of $9.1 million. The increased revenues were due to an increase in student enrollment and a decrease in its general and administrative expenses resulting primarily from a decrease in bad debt expense. The increase in operating income at the Associate Degree Division was offset by the increase in operating losses of $1.9 million sustained by the new Denver Colorado Tech campus and the two acquired campuses of Huron University.


         YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

         Net revenues increased by $7.2 million or 18.0% to $47.0 million for the year ended March 31, 1997 from $39.8 million for the year ended March 31,

1996.   The  increase  was  primarily  due  to  an  increase in average  student
enrollment.   Average  student  enrollment  increased  21.7%  overall  with  the
University Degree Division experiencing a 29.7% increase and the Associate Degree Division experiencing an 18.0% increase.

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

         Instructional and educational support increased by $7.2 million or 29.9% to $31.4 million in fiscal 1997 from $24.2 million in fiscal 1996. As a percentage of net revenues, instructional and educational support expenses increased to 66.8% in fiscal 1997 as compared to 60.6% in fiscal 1996. These increases were primarily due to investments made during fiscal 1997 for the purpose of enhancing the quality of the education being provided to students, improving student satisfaction, and enhancing the management and staff at the schools in order to strengthen the procedures and controls over regulatory compliance. These investments primarily related to the upgrade of equipment and the relocation of facilities, the addition of faculty, staff and management at the schools and the implementation of new education programs. Such investments resulted in an increase in salaries, occupancy costs, and depreciation expense. Management believes that the benefits provided to the students from these investments will support higher placement rates and higher retention rates which should contribute to increased future enrollments. In addition, instruction and educational support expenses increased in fiscal 1997 due to the related costs incurred to support the opening of a Colorado Tech campus and the acquisition of Huron University.

         Selling and promotional expenses increased by $1.3 million or 22.2% to $7.0 million in fiscal 1997 from $5.7 million in fiscal 1996. As a percentage of net revenues, selling and promotional expenses increased to 14.8% in fiscal 1997 as compared to 14.3% in fiscal 1996. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS and to an increase in selling and promotional costs at the University Degree Division for the new Colorado Tech campus and Huron University.

         General and administrative expenses increased by $2.9 million or 31.7% to $11.9 million in fiscal 1997 from $9.0 million in fiscal 1996. As a percentage of revenues, general and administrative expenses increased to 25.3% in fiscal 1997 from 22.7% in fiscal 1996. These increases were due primarily to additional administrative costs and the amortization of start-up costs required to support the increase in the number of campuses at the University Degree Division, an increase in salaries and depreciation expense to support the increase in student enrollment at the Associate Degree Division, and an increase in bad debt expense at the Associate Degree Division due to an increase in student enrollment and an increase in student receivable balances due to cash collection delays resulting from staff turnover in certain of the schools. Such collection delays have been corrected.

         Interest expense decreased $223,000 due to a reduction in the average outstanding debt balance and a reduction in interest rates.

         The provision of $656,000 for the writedown of marketable securities considered available-for-sale related to the recognition of a loss in the fourth quarter of fiscal 1997 for the decline in the fair value of such securities below their cost basis that was considered to be other than temporary.

         Whitman periodically performs an analysis of the realizability of its deferred tax assets based on management's assessment of current and expected operating results. As of March 31, 1997, Whitman determined that a $1.7 million valuation allowance for its deferred tax assets was necessary, which resulted in the recognition of a deferred income tax benefit of $409,000 in fiscal 1997.

         Whitman reported a net loss of $4.4 million and a net loss of $100,571 for the years ended March 31, 1997 and 1996, respectively. The increase in the net loss for fiscal 1997 was primarily due to the investments made for the addition of personnel, the upgrade of equipment and facilities, and the opening and acquisition of new campuses.


SEASONALITY

         Whitman experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in Whitman's schools tends to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.


YEAR 2000 ISSUE

          Whitman is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by Whitman's computerized information systems. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Whitman's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. Based on a recent assessment, Whitman currently believes that with the modifications made to existing software and the conversions made to new software, the Year 2000 issue will not pose significant operational problems to its information systems. In addition, formal communications with all significant suppliers have been initiated to determine the extent to which related interfaces with company systems are vulnerable if these third parties fail to remediate theirown Year 2000 issues. Whitman expects to substantially complete and test the Year 2000 issues by the early part of fiscal 1999. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on Whitman's financial position, results of operations or cash flows in future periods. There can be no assurance, however, that modifications to information systems and conversion of third-party systems to remediate Year 2000 issues will be made on a timely basis and that they will not adversely affect Whitman's systems.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 31, 1998, 1997 and 1996 were $3.4 million, $3.9 million and $2.8 million, respectively. Whitman's working capital totalled $8.0 million at March 31, 1998, compared to $5.7 million at March 31, 1997 and $4.8 million at March 31, 1996. In accordance with Department of Education regulations, Whitman maintained $512,000 and $363,000 in restricted cash at March 31, 1997 and 1996, respectively, as funds to be available for student refunds. Whitman was not required to maintain such restricted funds at March 31, 1998.

         Net cash of $110,000 was provided by operating activities in fiscal 1998, an increase in cash provided of $2.3 million from fiscal 1997 and a decrease of $2.1 million from fiscal 1996. The increase in cash provided by operating activities in fiscal 1998 was primarily due to an increase in net income of $4.5 million from fiscal 1997. In fiscal 1996, Whitman generated $2.2 million in cash from operating activities due primarily to cash provided from operations of Sanford-Brown of $3.0 million.

         Net cash of $3.7 million was used for investing activities in fiscal 1998, a decrease of $225,000 from fiscal 1997 and an increase of $1.7 million from fiscal 1996. The decrease in fiscal 1998 was primarily due to a decrease in capital expenditures from $3.9 million in fiscal 1997 to $3.7 million in fiscal 1998. The increase in fiscal 1997 from fiscal 1996 was due to an increase in capital expenditures due primarily to the purchase of computer equipment for the schools and leasehold improvements incurred for the expansion and opening of school facilities.

         Whitman estimates that the capital expenditures expected to be incurred during fiscal 1999 will approximate $5 million. These anticipated capital expenditures primarily relate to the costs associated with the relocation and upgrade of campus facilities and the acquisition and upgrade of equipment for the schools. Funds required to finance such capital expenditures are expected to be obtained from additional capital lease obligations and from funds generated from operations.

         Net cash of $3.1 million was provided by financing activities in fiscal 1998, an decrease of $4.1 million from fiscal 1997 and an increase of $2.3 million from fiscal 1996. The decrease in fiscal 1998 from fiscal 1997 and the increase in fiscal 1997 from fiscal 1996 was primarily due to a private placement in fiscal 1997 of 1,000,000 shares of Whitman's common stock to an unaffiliated institutional investor for $6.5 million.

         Whitman had a revolving credit facility of $2.0 million expiring in May 1998 and a revolver note maturing in April 1999 in the amount of $7.5 million. At March 31, 1998, Whitman had $9.2 million outstanding under these facilities. The amounts borrowed under these facilities in fiscal 1998 were primarily used for operations and capital expenditures. In May 1997, the revolver note was increased from $5.5 million to $7.5 million. In addition, Whitman increased its term loan availability by $1.5 million in June 1997 in order to finance capital expenditures at Huron University. On May 29, 1998, Whitman repaid the $2.0 million revolving credit facility by drawing down on the $7.5 million revolver note.


         Whitman's primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending Whitman's schools receive some form of financial aid under Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 81%, 83% and 39% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

         Whitman believes that with its working capital, its cash flow from operations, its increased working capital facilities and its expected increased financings under capital lease obligations to fund capital expenditures, it will have adequate resources to meet its anticipated operating requirements for the foreseeable future except that, due to the seasonality of Whitman's revenues, Whitman may need to borrow additional funds in the second fiscal quarter. If such funds not exceed necessary, Whitman anticipates the additional borrowings will approximate $500,000. While Whitman believes that it will be able to secure such additional financing, there can be no assurance that it will be able to do so.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning directors required by item 10 is incorporated by reference to Whitman's Proxy Statement for its 1998 Annual Meeting of Shareholders which is expected to be filed by July 29, 1998. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by item 11 is incorporated by reference to Whitman's Proxy Statement for its 1998 Annual Meeting of Shareholders which is expected to be filed by July 29, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by item 12 is incorporated by reference to Whitman's Proxy Statement for its 1998 Annual Meeting of Shareholders which is expected to be filed by July 29, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by item 13 is incorporated by reference to Whitman's Proxy Statement for its 1998 Annual Meeting of Shareholders which is expected to be filed by July 29, 1998.

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


         (A)(3)   EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION                                   METHOD OF FILING
-------  ----------------------------------            ---------------------------------------

2.1      Plan and Agreement of Merger                  Incorporated by reference to Whitman's
                                                       Form 10-Q for the quarter ended
                                                       September 30, 1997.

3.1      Articles of Incorporation                     Incorporated by reference to Whitman's
                                                       Form 10-Q for the quarter ended
                                                       September 30, 1997.

3.2      By-Laws                                       Incorporated by reference to Whitman's
                                                       Form 10-Q for the quarter ended
                                                       September 30, 1997.

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

10.4     Whitman Education Group, Inc.                 Incorporated by reference to Whitman's
         1996 Stock Option Plan, as amended            Form 10-Q for the quarter ended
                                                       June 30, 1997.

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

10.7     Amendment No. 1 to Asset Purchase             Incorporated by reference to Whitman's
         Agreement and Escrow Agreement                Form 10-K for the year ended
         among Sanford Brown College, Inc.             March 31, 1997.
         (f/k/a Whitman Acquisition Corp.),
         James L. Combs, as successor-in-
         interest to Sanford Brown College, Inc.,
         a Missouri corporation and Midlantic
         Bank, N.A., as Escrow Agent

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
         Corp. and M.D.J.B., Inc.

10.12    Stock Purchase Warrant to purchase 650,000    Incorporated by reference to Whitman's
         shares of common stock issued by Whitman      Report on Form 8-K dated February 26,
         Medical Corp. in favor of Phillip Frost       1996.

10.13    Employment Agreement dated as of              Incorporated by reference to Whitman's
         March 29, 1996 by and between M.D.J.B.,       Report on Form 8-K/A-1 dated
         Inc. and David O'Donnell                      April 11, 1996.

10.14    Credit Agreement dated as of April 11,        Incorporated by reference to Whitman's
         1996 among Barnett Bank of South Florida,     Report on Form 10-Q for the quarter
         N.A., Whitman Education Group, Inc. and       ended June 30, 1996.
         Phillip Frost, M.D.

10.15    Second Amendment to Credit Agreement          Incorporated by reference to Whitman's
         dated October 31, 1996 among Barnett          Report on Form 10-Q for the quarter
         Bank, N.A., Whitman Education                 ended September 30, 1996.
         Group, Inc. and Phillip Frost, M.D.

10.16    Form of Third Amendment to Credit             Incorporated by reference to Whitman's
         Agreement dated May 19, 1997 among            Report on Form 10-K for the year ended
         Barnett Bank, N.A., Whitman Education         March 31, 1997.
         Group, Inc. and Phillip Frost, M.D.

10.17    Form of Restated and Consolidated             Incorporated by reference to Whitman's
         Renewal Revolver Note dated May 19,           Report on Form 10-K for the year ended
         1997 by Whitman Education Group, Inc.         March 31, 1997.
         in favor of Barnett Bank, N.A.

10.18    Loan Agreement dated August 5, 1996           Incorporated by reference to Whitman's
         between Colorado Technical University         Report on Form 10-K for the year ended
         and Bank One, Colorado, N.A.                  March 31, 1997.

10.19    Form of promissory note and Schedule          Incorporated by reference to Whitman's
         of Promissory Notes by Colorado               Report on Form 10-K for the year ended
         Technical University, Inc. in favor of        March 31, 1997.
         Bank One, Colorado, N.A.

10.20    Form of commercial security agreement         Incorporated by reference to Whitman's
         and Schedule of Commercial Security           Report on Form 10-K for the year ended
         Agreements between Colorado Technical         March 31, 1997.
         University, Inc. and Bank One,
         Colorado, N.A.







10.21    First Amendment to Loan Agreement             Incorporated by reference to Whitman's
         dated December 27, 1996 between               Report on Form 10-K for the year ended
         Bank One, Colorado, N.A. and Colorado         March 31, 1997.
         Technical University, Inc.

10.22    Commercial Guaranty by M.D.J.B., Inc.         Incorporated by reference to Whitman's
         in favor of  Bank One, Colorado, N.A.         Report on Form 10-K for the year ended
                                                       March 31, 1997.

10.23    Second Amendment to Loan Agreement            Incorporated by reference to Whitman's
         dated February 24, 1997 between Bank          Report on Form 10-K for the year ended
         One, Colorado, N.A. and Colorado Technical    March 31, 1997.
         University, Inc.

10.24    Third Amendment to Loan Agreement             Incorporated by reference to Whitman's
         dated June 13, 1997 between Bank One,         Report on Form 10-K for the year ended
         Colorado, N.A. and Colorado Technical         March 31, 1997.
         University, Inc.

10.25    Commercial Guaranty by Whitman                Incorporated by reference to Whitman's
         Education Group, Inc. in favor of             Report on Form 10-K for the year ended
         Bank One, Colorado, N.A.                      March 31, 1997.

10.26    Promissory Note dated June 13, 1997           Incorporated by reference to Whitman's
         by Colorado Technical University, Inc.        Report on Form 10-K for the year ended
         in favor of The Pueblo Bank and Trust         March 31, 1997.
         Company

10.27    Form of Commercial Guaranty given             Incorporated by reference to Whitman's
         by Whitman Education Group, Inc. and          Report on Form 10-K for the year ended
         M.D.J.B., Inc. in favor of The Pueblo         March 31, 1997.
         Bank and Trust Company

10.28    Commercial Security Agreement dated           Incorporated by reference to Whitman's
         June 13, 1997 between Colorado                Report on Form 10-K for the year ended
         Technical University, Inc. and The Pueblo     March 31, 1997.
         Bank and Trust Company

10.29    Stock Purchase Agreement dated                Incorporated by reference to Whitman's
         October 15, 1996 by and between               Report on Form 10-K for the year ended
         Whitman Education Group, Inc. and             March 31, 1997.
         The Travelers Indemnity Company

10.30    Form of Registration Rights Agreement         Incorporated by reference to Whitman's
         among Whitman Education Group, Inc.           Report on Form 10-K for the year ended
         and The Travelers Indemnity Company           March 31, 1997.







10.31    Form of Asset Purchase Agreement dated        Incorporated by reference to Whitman's
         December 30, 1996 among Colorado              Report on Form 10-Q for the quarter
         Technical University, Inc., Lansdowne         ended December 31, 1996.
         University, Ltd., EIEA America, Inc.,
         Eastern International Educational
         Association and Dr. Chikara Higashi.*

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

        (b) No reports on Form 8-K were filed by Whitman during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WHITMAN EDUCATION GROUP, INC.

                                          BY: /S/ RICHARD C. PFENNIGER, JR.
                                              ---------------------------------
                                                  RICHARD C. PFENNIGER, JR.
                                                  CHIEF EXECUTIVE OFFICER AND
                                                  VICE CHAIRMAN OF THE
                                                  BOARD OF DIRECTORS

Dated: June 29, 1998

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                         TITLE                          DATE
-----------------------------      ---------------------------    -------------

/s/ PHILLIP FROST                  Chairman of the Board          June 29, 1998
-----------------------------
    Phillip Frost, M.D.

/s/ RICHARD C. PFENNIGER, JR.      Vice Chairman of the Board     June 26, 1998
-----------------------------      and Chief Executive Officer
    Richard C. Pfenniger, Jr.

/s/ FERNANDO L. FERNANDEZ          Chief Financial Officer        June 26, 1998
-----------------------------      (Principal Financial and
    Fernando L. Fernandez           Accounting Officer)


/s/ JACK R. BORSTING               Director                       June 26, 1998
-----------------------------
    Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT                Director                       June 26, 1998
-----------------------------
    Peter S. Knight

/s/ LOIS F. LIPSETT                Director                       June 26, 1998
-----------------------------
    Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO              Director                       June 24, 1998
-----------------------------
    Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE                Director                       June 26, 1998
-----------------------------
    Percy A. Pierre, Ph.D.

/s/ NEIL FLANZRAICH                Director                       June 29, 1998
-----------------------------
    Neil Flanzraich

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


                                    CONTENTS


                                                                  PAGE
                                                                  ----

Report of Independent Certified Public Accountants............    F- 2
Consolidated Balance Sheets...................................    F- 3
Consolidated Statements of Operations.........................    F- 4
Consolidated Statements of Changes in Stockholders' Equity....    F- 5
Consolidated Statements of Cash Flows.........................    F- 6
Notes to Consolidated Financial Statements....................    F- 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Whitman Education Group, Inc.

We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of M.D.J.B., Inc., a wholly-owned subsidiary, which statements reflect total revenues constituting 22% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for M.D.J.B., Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits, and for 1996 the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/      ERNST & YOUNG LLP
                                       ------------------------------------
                                                 ERNST & YOUNG LLP


Miami,  Florida May 1, 1998,
except for the 6th paragraph
of Note 8, as to which
the date is May 29, 1998

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,
                                                                     -----------------------------------
                                                                          1998                 1997
                                                                     --------------       --------------
ASSETS
Current assets:
Cash and cash equivalents........................................... $   3,384,336        $   3,853,932
Restricted cash.....................................................            --              511,927
Accounts receivable, less allowance for doubtful accounts
   of $4,208,777 in 1998 and $2,821,261 in 1997 ....................    21,354,104           18,159,383
Inventories.........................................................     1,614,455            1,084,124
Deferred income taxes...............................................     1,471,043              853,267
Other current assets................................................     1,158,841            1,072,511
                                                                     --------------       --------------
Total current assets................................................    28,982,779           25,535,144
Property and equipment, net.........................................    12,925,177           10,062,815
Marketable securities...............................................       262,500              296,250
Deposits and other assets, net of accumulated amortization
   of $1,184,657 in 1998 and $1,682,117 in 1997.....................     1,431,188            1,607,120
Goodwill, net.......................................................    10,219,525           10,516,165
                                                                     --------------       --------------
                                                                     $  53,821,169        $  48,017,494
                                                                     ==============       ==============
LIABILITY AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable.................................................... $   1,268,306        $   2,390,283
Accrued expenses....................................................     2,115,220            2,873,923
Income taxes payable................................................       107,133               34,816
Short-term notes payable............................................       156,018                   --
Current portion of capitalized lease obligations....................     1,061,767            1,040,403
Current portion of long-term debt...................................       354,401              540,565
Deferred tuition revenue............................................    15,966,150           12,999,348
                                                                     --------------      ---------------
Total current liabilities...........................................    21,028,995           19,879,338
Other liabilities...................................................       609,708              921,859
Capitalized lease obligations.......................................     2,535,673            2,013,125
Long-term debt......................................................    11,813,639            9,096,017
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000 shares
     issued and outstanding 13,193,582 in 1998 and 12,677,582
     shares in 1997.................................................    21,183,554           19,574,741
   Additional paid-in capital.......................................       671,536              671,536
   Accumulated deficit..............................................    (3,995,978)          (4,139,122)
   Net unrealized loss on noncurrent marketable securities..........       (25,958)                  --
                                                                     --------------      ---------------
Total stockholders' equity..........................................    17,833,154           16,107,155
                                                                     --------------      ---------------
                                                                     $  53,821,169       $   48,017,494
                                                                     ==============      ===============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEAR ENDED MARCH 31,
                                                                --------------------------------------------------
                                                                      1998             1997               1996
                                                                --------------    --------------    --------------

Net revenues.................................................   $ 60,306,460      $  46,992,954     $  39,837,949

Costs and Expenses:
   Instructional and educational support.....................     40,485,802         31,369,601        24,150,421
   Selling and promotional...................................      8,585,716          6,976,430         5,708,361
   General and administrative................................     10,450,527         11,891,881         9,028,607
                                                                --------------    --------------    --------------

Total costs and expenses.....................................     59,522,045         50,237,912        38,887,389
                                                                --------------    --------------    --------------

Income (loss) from operations................................        784,415         (3,244,958)          950,560
Other (income) and expenses:
   Interest expense..........................................      1,334,201          1,001,152         1,224,604
   Interest income...........................................       (203,456)          (130,162)          (37,000)
   Realization of loss on marketable securities..............             --            656,250                --
                                                                --------------    --------------    --------------

Loss before income tax benefit...............................       (346,330)        (4,772,198)         (237,044)
Income tax benefit...........................................       (489,474)          (408,841)         (136,473)
                                                                --------------    --------------    --------------

Net income (loss)............................................   $    143,144      $  (4,363,357)    $    (100,571)
                                                                ==============    ==============    ==============

Net income (loss) per share:
   Basic.....................................................   $         .01     $        (.38)    $        (.01)
                                                                ==============    ==============    ==============
   Diluted...................................................   $         .01     $        (.38)    $        (.01)
                                                                ==============    ==============    ==============

Weighted average common shares outstanding:
   Basic ....................................................      12,866,045        11,404,862        10,235,956
                                                                ==============    ===============   ==============
   Diluted...................................................      14,071,970        11,404,862        10,235,956
                                                                ==============    ===============   ==============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEAR ENDED MARCH 31, 1998, 1997 AND 1996


                                                                                                      NET
                                                                                                      UNREALIZED
                                                                                                      (LOSS)
                                                                                                      GAIN ON
                                          COMMON                       ADDITIONAL      RETAINED       NONCURRENT
                                          SHARES          COMMON         PAID-IN       EARNINGS       MARKETABLE
                                       OUTSTANDING        STOCK          CAPITAL       (DEFICIT)      SECURITIES       TOTAL
                                      -------------   -------------  -------------  -------------  -------------  --------------

Balance at March 31, 1995               10,209,366     $ 7,015,277    $   280,500   $   162,611     $  (202,500)    $ 7,255,888
Shares issued for exercise
  of options                               218,382         426,121             --            --              --         426,121
Shares repurchased in connection
  with exercise of options                (115,966)       (344,273)            --            --              --        (344,273)
Value of warrants issued
  for loan guarantee                            --              --        336,000            --              --         336,000
Shares repurchased and cancelled                --        (306,000)            --            --              --        (306,000)
Shares issued for cash                          --          24,895             --            --              --          24,895
Net unrealized gain on non-current
  marketable securities                         --              --             --            --          93,225          93,225
Net loss                                        --              --             --      (100,571)             --        (100,571)
                                      -------------   -------------  -------------  -------------  -------------  --------------

Balance at March 31, 1996               10,311,782       6,816,020        616,500        62,040        (109,275)      7,385,285

Shares issued for exercise of options      351,168         881,476             --            --              --         881,476
Value of stock options issued for
  services rendered                             --              --         55,036            --              --          55,036
Shares issued, previously escrowed
  in connection with purchase of SBC     1,021,612       5,632,126             --            --              --       5,632,126
Shares repurchased in connection with
  exercise of options                      (46,980)       (437,500)            --            --              --        (437,500)
Shares issued in connection with
  purchase of DFAS                          40,000         203,000             --            --              --         203,000
Shares issued in connection with a
  private placement                      1,000,000       6,479,619             --            --              --       6,479,619
Realization of loss on
  marketable securities                         --              --             --            --         109,275         109,275
Net income of Colorado Tech for
  the three months ended March 31, 1996         --              --             --       162,195              --         162,195
Net loss                                        --              --             --    (4,363,357)             --      (4,363,357)
                                      -------------   -------------  -------------  -------------  -------------  --------------


Balance at March 31, 1997               12,677,582      19,574,741        671,536    (4,139,122)             --      16,107,155

Shares issued in connection
  with exercise of options                  16,000          46,313             --            --              --          46,313
Shares issued in connection
  with exercise of warrants                500,000       1,562,500             --            --              --       1,562,500
Net unrealized loss on
  noncurrent marketable
  securities                                    --              --             --            --         (25,958)        (25,958)
Net income                                      --              --             --       143,144              --         143,144
                                      -------------   -------------  -------------  -------------  -------------  --------------

Balance at March 31, 1998               13,193,582    $ 21,183,554   $    671,536   $(3,995,978)   $    (25,958)  $  17,833,154
                                      =============   =============  =============  =============  =============  ==============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended March 31,
                                                                 -------------------------------------------------
                                                                      1998             1997               1996
                                                                 --------------   --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................    $     143,144    $  (4,363,357)    $    (100,571)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization...........................        3,365,544        2,772,520         1,930,116
     Bad debt expense........................................        2,396,472        3,245,314         1,835,736
     Deferred tax benefit....................................         (609,984)        (408,841)         (482,917)
     Loss on sale of equipment...............................               --               --            21,828
     Realization of loss on marketable securities............               --          656,250                --
     Changes in operating assets and  liabilities, net of
        effects from purchase of SBC and Huron:
        Restricted cash......................................          511,927         (169,481)          (17,288)
        Accounts receivable..................................       (5,591,193)      (4,911,368)       (1,488,120)
        Inventories..........................................         (530,331)        (199,634)         (269,811)
        Other current assets.................................         (244,931)        (449,264)          208,402
        Deposits and other assets............................         (176,824)         (82,961)         (177,470)
        Accounts payable.....................................       (1,121,977)         416,411            97,113
        Accrued expenses.....................................         (758,703)       1,359,655           477,102
        Income taxes payable.................................           72,317         (163,980)          190,701
        Deferred tuition revenue.............................        2,966,802          243,393             6,252
        Other liabilities....................................         (312,151)        (156,254)          (24,427)
                                                                 --------------   --------------    --------------
Net cash provided by (used in) operating activities..........          110,112       (2,211,597)        2,206,646
                                                                 --------------   --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments into escrow for acquisition of
   Sanford-Brown College.....................................           16,058          (61,267)         (163,999)
Purchase of property and equipment...........................       (3,722,988)      (3,870,181)       (1,882,873)
Proceeds from sale of equipment..............................                                              24,048
                                                                 --------------   --------------    --------------
Net cash used in investing activities........................       (3,706,930)      (3,931,448)       (2,022,824)
                                                                 --------------   --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and
   long-term borrowings......................................       36,742,951       32,868,173         7,390,000
Principal payments on revolving line of credit,
   long-term borrowings and other liability..................      (34,211,493)     (32,731,592)       (5,623,533)
Principal payments on capitalized lease obligations..........       (1,169,067)      (1,010,601)         (776,172)
Proceeds from short term notes payable.......................          156,018               --                --
Proceeds from exercise of options and warrants...............        1,608,813          443,976            81,848
Proceeds from sale of common stock...........................               --        6,479,619            24,895
Repurchase of common stock...................................               --               --          (153,000)
Principal payments on note to former stockholder.............               --               --          (153,000)
Proceeds from Huron acquisition..............................               --        1,200,683                --
                                                                 --------------   --------------    --------------
Net cash provided by financing activities....................        3,127,222        7,250,258           791,038
                                                                 --------------   --------------    --------------
(Decrease) increase in cash and cash equivalents.............         (469,596)       1,107,213           974,860
Cash and cash equivalents at beginning of year...............        3,853,932        2,762,141         1,787,281
CTU activity for the three-months ended March 31, 1997                      --          (15,422)               --
                                                                 --------------   --------------    --------------
Cash and cash equivalents at end of year.....................    $   3,384,336    $   3,853,932     $   2,762,141
                                                                 ==============   ==============    ==============


Continued on the following page.

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                                                  YEAR ENDED MARCH 31,
                                                                  ------------------------------------------------
                                                                       1998             1997            1996
                                                                  --------------   --------------   --------------

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTMENT ACTIVITIES:

Long-term maintenance contract financed
   through leasing company...................................     $          --    $          --    $     621,000
                                                                  ==============   ==============   ==============

Equipment acquired under capital leases......................     $   1,712,979    $   1,181,153    $   1,157,133
                                                                  ==============   ==============   ==============

Note issued in connection with repurchase of
   common stock..............................................     $          --    $          --    $     153,000
                                                                  ==============   ==============   ==============

Assets acquired in Huron acquisition.........................     $          --    $   1,467,220    $          --
                                                                  ==============   ==============   ==============

Liabilities assumed in Huron acquisition.....................     $          --    $   2,667,903    $          --
                                                                  ==============   ==============   ==============

Release of restricted cash previously in escrow for
   SBC acquisition...........................................     $          --    $   2,400,000    $          --
                                                                  ==============   ==============   ==============

Treasury stock issued for purchase of DFAS...................     $          --    $     203,000    $          --
                                                                  ==============   ==============   ==============

Value of stock options issued for services rendered..........     $          --    $      55,036    $          --
                                                                  ==============   ==============   ==============

Stock issued in connection with acquisition of SBC...........     $          --    $   5,632,126    $          --
                                                                  ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid................................................     $   1,234,201    $     877,494    $     984,992
                                                                  ==============   ==============   ==============
Income taxes paid............................................     $          --    $     211,479    $     148,405
                                                                  ==============   ==============   ==============



                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The primary business of Whitman Education Group, Inc. and its Subsidiaries' ("Whitman") is the operation of degree and non-degree granting proprietary schools devoted to career training primarily in the medical, technical, and business fields. Whitman's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and M.D.J.B., Inc., the parent corporation of Colorado Tech University ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs") to pay for a substantial portion of their tuition.

         As an educational institution, Whitman is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education ("USDOE").

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Whitman Education Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         Whitman considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

         Restricted cash represents 25% of Whitman's Title IV Programs refunds made in the previous fiscal year, as required by the USDOE. Such funds are held in separate bank accounts and other short-term investments.

         Effective July 1, 1997, Whitman was not required to maintain restricted cash accounts for prior year refunds due to a change in the regulations which provides an exception to companies that are in compliance with certain regulations.

REVENUES, ACCOUNTS RECEIVABLE AND DEFERRED TUITION REVENUE

         Upon enrollment, Whitman bills the student for the full contract amount of the course, the academic year, or the academic term, as applicable, resulting in the recording of an accounts receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded generally on a pro rata basis.

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

GOODWILL

         Whitman amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. As of March 31, 1998 and 1997, accumulated amortization was $595,000 and $307,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

         In fiscal 1997, Whitman adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121," Accounting for the Impairment of Long-Lived Assets." SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adopting SFAS No. 121 was not material.

NET INCOME (LOSS) PER COMMON SHARE

          In fiscal 1998, Whitman retroactively adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS.

         Net income per common share is calculated using the weighted average number of common shares for the basic EPS presentation, and the weighted average number of common and common equivalent shares for the diluted EPS presentation, outstanding during the respective periods.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

ADVERTISING

         Whitman expenses advertising costs as incurred. Advertising expense which is included in selling and promotional expenses amounted to approximately $3,957,000, $3,223,000 and $2,628,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         In December 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 93-7 (SOP), "Reporting on Advertising Costs." The SOP generally requires advertising costs to be expensed as incurred. Adoption of the SOP in fiscal year 1996 resulted in a charge of $90,000, which is included in advertising expense described above.

INCOME TAXES

         Deferred income tax assets and liabilities are determined based on the differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. Whitman has chosen, in accordance with provisions of SFAS 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations treatment for its stock plan. Under APB 25, because the exercise price of Whitman's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

          In June, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Whitman is in the process of evaluating the disclosure requirements of SFAS No. 130. The adoption of SFAS No. 130 is not expected to have a material impact on Whitman's consolidated operations, financial condition or cash flows.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore Whitman will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will result in a significant change from the current required disclosures.


2.       ACQUISITIONS

HURON UNIVERSITY

         On December 30, 1996, CTU acquired the South Dakota operations and certain assets at two campuses of Huron University. The purchase price consisted of $2.3 million of which approximately $2.0 million was paid in cash (of which $200,000 was placed in escrow for post-closing adjustments), acquisition costs of $150,000 and the assumption of $1.4 million of net liabilities. In addition, Whitman assigned the right to purchase the Huron real property to a third party, Huron Education, Inc. ("HEI"), a South Dakota not-for-profit organization, in exchange for $3.9 million and simultaneously leased the real property from HEI upon the satisfaction of $757,000 in existing mortgages and after placing $500,000 in escrow to be used for the satisfaction of assumed cash obligations of Huron University. In connection with this transaction, the community of Huron, South Dakota, through HEI paid to Whitman $527,000 (which is included in the $3.9 million received from HEI) as an inducement for Whitman to acquire the operations of Huron University. This inducement has been accounted for as a deferred credit and will be amortized over the lease period of nine years. These transactions resulted in a net purchase price of $1,500,000 (comprised of the receipt of cash totalling $1,200,000 and the assumption of current liabilities totalling $2,700,000) which was allocated to current assets totalling $1,500,000.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired are included in Whitman's balance sheets as of March 31, 1997 and operations have been included in Whitman's operations beginning on January 1, 1997.

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

                                       1997        1996
                                      --------    -------

         Net revenues................ $49,727     $45,670
         Net loss ...................  (5,029)       (949)
         Basic loss per share........    (.44)       (.09)
         Diluted loss per share......    (.44)       (.09)


         At the date of acquisition, Huron University operated as a regionally accredited degree granting institution with campuses in Huron and Sioux Falls, South Dakota, enrolling approximately 600 students primarily in management, health sciences, general studies and other programs. Huron University confers degrees at the associate's, bachelor's and master's levels.

         Effective December 30, 1996, CTU entered into a lease with HEI which provides for a nine year term with an option to renew for an additional six year term (see Note 11). The lease also provides CTU with an option to purchase the property at any time during the lease term.

         Huron was a participating institution under one or more of the student financial assistance programs of Title IV Programs. The Title IV Programs are administered by the USDOE. The sale of the assets described above terminated Huron University's access to the Title IV Programs funds until its certification as additional locations of CTU which occurred in April of 1997. The previous owner of Huron University has established a $300,000 letter of credit for the benefit of USDOE and CTU for any Title IV Programs liabilities relating to periods prior to December 30, 1996, which remains in place at March 31, 1998.

COLORADO TECHNICAL UNIVERSITY

         On March 29, 1996, Whitman completed the merger with CTU, a regionally accredited degree granting institution. CTU currently operates four campuses, two in Colorado and two in South Dakota, and has approximately 2,600 students enrolled primarily in computer science, engineering and management programs. CTU confers degrees at the associate's, bachelor's, master's and doctoral levels.

         In connection with the merger, Whitman issued 2,499,870 shares of its common stock in exchange for all of the issued and outstanding stock of CTU. The merger was accounted for using the pooling of interests method of accounting and, accordingly, Whitman's consolidated financial statements were previously restated to include the accounts and operations of CTU for all periods prior to the merger. Prior to the merger, CTU had reported its financial results on a calendar year basis. The consolidated financial statements for the year ended March 31, 1997 were previously adjusted to conform CTU's year end with that of Whitman. The effect arising from the exclusion of net income of $162,195 for the

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.       ACQUISITIONS - (CONTINUED)

three month period ended March 31, 1996 in the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997, is presented in the accompanying consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of CTU. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of CTU. Accordingly, the consolidated financial statements for the period ending on March 31, 1996 include the operating results of Whitman on a March 31 fiscal year basis and of CTU on a calendar year basis. If the consolidated financial statements for the year ended March 31, 1996 had been adjusted to conform CTU's year end with that of Whitman, the net effect would have resulted in an increase in net revenues of approximately $152,000 and an increase in net loss of $55,000.

         Combined and separate results of the merged entities, Whitman and CTU, for the year ended March 31, 1996 are presented in the following table (unaudited):


         Total revenues:
              Whitman.................................     $ 30,910,437
              CTU.....................................        8,927,512
                                                           -------------
              Combined................................     $ 39,837,949
                                                           =============

         Net (loss) income:
              Whitman.................................     $   (398,146)
              CTU.....................................          297,575
                                                           -------------
              Combined................................     $   (100,571)
                                                           =============

         Basic and diluted (loss) income per share:
              Whitman.................................     $      (0.04)
              CTU.....................................             0.03
                                                           -------------

              Combined................................     $      (0.01)
                                                           =============


         In connection with the merger, approximately $560,000 of costs and expenses were incurred and were charged to administrative expenses in the fourth quarter of 1996. Merger and acquisition expenses include legal, accounting and other costs of consolidating.

SANFORD-BROWN COLLEGE

         On December 21, 1994, Whitman completed the purchase of SBC, a privately held proprietary business and allied healthcare college. SBC was acquired for $3.5 million cash and $500,000 (196,564 shares) in common stock and contingent consideration of $2.4 million in cash and 1,021,612 shares of common stock held in escrow. In the fourth quarter of fiscal 1997, the conditions for the release of the cash and common stock held in escrow were satisfied. Accordingly, Whitman released the funds and common stock held in escrow to the seller of SBC, resulting in an increase in goodwill and equity of approximately $8.0 million and $1.9 million, respectively, in the fourth quarter of fiscal 1997.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.       ACQUISITIONS - (CONTINUED)

         The acquisition of SBC has been accounted for as a purchase, and the net assets and results of operations are included in Whitman's consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities of SBC based on their relative fair market value which approximated their net book value. The purchase price and expenses associated with the acquisition exceeded the fair value of SBC's net assets by approximately $10.6 million which has been assigned to goodwill. In connection with the acquisition, Whitman acquired assets with a fair market value of approximately $6.3 million and assumed liabilities of approximately $4.6 million.


3.       FINANCIAL AID PROGRAMS

         Approximately 70% of Whitman's net revenues were received from students who participated in government sponsored financial aid programs under Title IV Programs. These programs are subject to program review by the USDOE. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the USDOE. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 1998.

         In fiscal 1995, the USDOE conducted a federal program review of SBC's Title IV activity for the award years 1992 through 1994. On November 7, 1996, the USDOE issued its program review reports, which cited various deficiencies in the administration of federal student financial aid programs at SBC. As of March 31, 1998, all findings have been resolved with the USDOE. The asset purchase agreement with SBC provides for the seller's indemnification of Whitman for any material liability that may result from the program reviews, and the seller deposited $500,000 with Whitman in recognition of that obligation. The program review liability did not materially exceed $500,000 and accordingly, resolution of such findings had no effect on Whitman's results of operations.


4.       ACCOUNTS RECEIVABLE

         A summary of activity for the allowance for doubtful accounts is as follows:


                                                        YEAR ENDED MARCH 31,
                                           ----------------------------------------------
                                               1998             1997            1996
                                           -------------    ------------    -------------

Balance at beginning of year.............  $  2,821,261     $ 1,314,631     $  1,011,808
Net activity of CTU for the three
  months ended March 31, 1996............            --          20,099               --
Acquisition of Huron.....................            --          40,000               --
Charged to expense.......................     2,396,472       3,245,314        1,835,736
Accounts charged-off during the year.....    (1,008,956)     (1,798,783)      (1,532,913)
                                           -------------    ------------    -------------

Balance at end of year...................  $  4,208,777     $ 2,821,261     $  1,314,631
                                           =============    ===========     ============

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                          ESTIMATED               MARCH 31,
                                                        USEFUL LIVES   --------------------------------
                                                         (IN YEARS)        1998                1997
                                                        ------------   -------------      -------------

         Equipment...................................     2-5          $ 11,061,621       $  9,657,690
         Leasehold improvements......................     1-10            5,459,652          3,263,828
         Furniture and fixtures......................     7-10            2,639,065          1,964,677
         Other.......................................     5               2,554,939          1,353,705
                                                                       -------------      -------------
                                                                         21,715,277         16,239,900
         Less accumulated depreciation and
           amortization.............................                     (8,790,100)        (6,177,085)
                                                                       -------------      -------------
                                                                       $ 12,925,177       $ 10,062,815
                                                                       =============      =============


6.       MARKETABLE SECURITIES

         Whitman's marketable equity securities, which is considered available-for-sale, has been classified as non-current as it is Whitman's intention to hold such securities for the foreseeable future. During the fourth quarter of fiscal 1997, Whitman determined that the marketable securities should be written down as a result of an other than temporary decline in value. The total writedown in the fourth quarter of fiscal 1997 of $656,250 includes $176,250 ($109,275 net of income taxes) which was previously reported as an unrealized loss on noncurrent marketable securities in Whitman's March 31,1996 stockholders' equity.

         Noncurrent marketable securities--IVAX Common Stock, 30,000 shares:

                                                      MARCH 31,
                                            -----------------------------
                                                1998            1997
                                            -------------   -------------

         Cost............................   $   296,250      $   952,500
         Gross unrealized loss...........       (33,750)              --
         Realized loss...................            --         (656,250)
                                            -------------    -------------
         Estimated fair value............   $   262,500      $   296,250
                                            =============    =============

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       INCOME TAXES

         The components of the income tax (benefit) provision are as follows:

                                          YEAR ENDED MARCH 31,
                              ---------------------------------------------
                                  1998             1997            1996
                              -------------   -------------   -------------

         Current............  $   120,510     $       --       $   346,444
         Deferred...........     (609,984)        (408,841)       (482,917)
                              -------------   -------------    -------------
         Total..............  $  (489,474)    $   (408,841)    $  (136,473)
                              =============   =============    =============

         The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:


                                                    YEAR ENDED MARCH 31,
                                               -----------------------------
                                                 1998      1997      1996
                                               --------  --------  ---------

         Statutory tax rate..................   (34.0)%   (34.0)%   (34.0)%
         State income taxes, net.............    30.3      (4.5)      4.0
         Permanent differences...............    12.3       0.9      22.7
         Change in valuation allowance.......  (147.6)     35.9     (54.4)
         Other, net..........................    (2.3)     (6.9)     (3.1)
         Results of separate MDJB filings....      --        --       7.2
                                               --------  --------  ---------

         Effective tax rate..................   141.3%     (8.6)%   (57.6)%
                                               ========  ========  =========

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       INCOME TAXES - (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of Whitman's net deferred income taxes are as follows:


                                                                       MARCH 31,
                                                           ------------------------------
                                                                1998            1997
                                                           -------------    -------------
Deferred tax assets:
     Accrued expenses....................................  $    407,000     $    321,000
     Reserves and allowances.............................     1,248,000          748,000
     Tax credits.........................................        55,000           39,000
     Net operating loss carryforwards....................     1,257,000        1,463,000
     Unrealized depreciation in equity security..........       279,000          266,000
     Other (net).........................................        36,000           47,000
                                                           -------------     ------------
Total deferred tax assets................................     3,282,000        2,884,000
Valuation allowance......................................    (1,204,000)      (1,714,000)
                                                           -------------     ------------
Total deferred tax assets................................     2,078,000        1,170,000

Deferred tax liabilities:
     Prepaid expenses and other..........................       (17,000)         (22,000)
     Depreciation and amortization.......................      (590,000)        (295,000)
                                                           -------------     ------------
Total deferred tax liabilities...........................      (607,000)        (317,000)
                                                           -------------     ------------
Total net deferred taxes.................................  $  1,471,000      $   853,000
                                                           =============     ============



         SFAS 109 "Accounting for Income Taxes" requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $1,204,000 valuation allowance at March 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance decreased by $510,000 in 1998, increased by $1,714,000 in 1997 and decreased by $129,000 in 1996. At March 31, 1998, Whitman has available net operating loss carryforwards of $3,276,000 expiring in the years 2010 through 2012.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.       Debt

         Long-term debt consists of the following:


                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                          1998                 1997
                                                                      -------------      -------------

$7.5 million revolver note expiring April 14, 1999 with interest at the lower of prime less 1.25% or LIBOR plus 1.10%, 6.79%
     at March 31, 1998 and 7.25% at March 31, 1997..................  $  7,248,837       $  5,500,000

$2.0 million  revolving credit facility expiring May 30, 1998, with interest at prime (floor of 6% and ceiling of
     11%), 8.5% at March 31, 1998 and at March 31, 1997.............     2,000,000          2,000,000

Notes payable in monthly installments through 2002, interest
   rates ranging from 8.875% to 9%..................................       519,203          1,210,161

Note payable in monthly installments through June 13, 2002,
   with interest at prime plus 1.25%, 9.75% at March 31, 1998.......     1,500,000                 --

Note payable in monthly installments due January 1, 2000,
   with interest at 9%..............................................            --            926,421

Note payable due June 3, 1999, with interest at 12%.................       900,000                 --
                                                                      -------------      -------------

Total...............................................................    12,168,040          9,636,582

Less current portion................................................      (354,401)          (540,565)
                                                                      -------------      -------------

                                                                      $ 11,813,639       $  9,096,017
                                                                      =============      =============


         The notes payable of $519,203 and the $2.0 million revolving credit facility are secured by accounts receivable, inventory and furniture and equipment of CTU and by a life insurance policy on the President of CTU.

         The revolver note of $7.5 million is guaranteed by the Chairman of the Board of Whitman. On May 21, 1997, the $5.5 million revolver note was increased from $5.5 million to $7.5 million under the same terms and conditions.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.       DEBT - (CONTINUED)

         On June 4, 1997, the remaining balance of the $926,421 note payable was refinanced with the former owner of SBC. Interest, at 12%, is payable in monthly installments of $9,000. The note payable is secured by equipment. The principal balance and all unpaid interest is due on June 3, 1999.

         On June 13, 1997, Whitman entered into a $1.5 million loan agreement which is secured by equipment at CTU and Huron. Under the terms of this agreement, Whitman was required to draw down the $1.5 million on or before December 12, 1997 and is required to pay interest only through June 1998 and thereafter pay monthly principal and interest installments through June 13, 2002 at prime plus 1.25%.

         On May 29, 1998, Whitman repaid the $2.0 million revolving credit facility by drawing down on the $7.5 million revolver note.

         Aggregate maturities of long-term debt at March 31, 1998 are as follows:

         FISCAL YEAR
         -----------
           1999....................  $    354,401
           2000....................    10,811,969
           2001....................       425,764
           2002....................       463,857
           2003....................       112,049
                                     -------------
                                     $ 12,168,040
                                     =============

9.       CAPITALIZED LEASE OBLIGATIONS

         Whitman leases equipment under several lease agreements which are accounted for as capitalized leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

         During 1998 and 1997, Whitman entered into leases totaling approximately $1,713,000 and $1,181,000, respectively, in connection with the purchase of equipment . The amortization of leased assets of $869,154 and $740,809 for the years ended March 31, 1998 and 1997, respectively, is included in depreciation. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:


                                                      1998           1997
                                                  ------------   ------------

          Equipment.............................  $ 5,169,560    $ 4,685,243
          Furniture and fixtures................      149,228         66,971
          Automobiles...........................       21,660         21,789
                                                  ------------   ------------
                                                    5,340,448      4,774,003
          Less accumulated amortization.........   (2,509,781)    (1,659,732)
                                                  ------------   ------------
                                                  $ 2,830,667    $ 3,114,271
                                                  ============   ============


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.       CAPITALIZED LEASE OBLIGATIONS - CONTINUED)

Future minimum lease payments under capital leases are as follows:

         YEAR ENDED MARCH 31:
         --------------------
           1999                                           $  1,495,201
           2000                                              1,269,707
           2001                                                747,662
           2002                                                710,436
           2003                                                167,287
                                                          -------------
           Total minimum lease payments                      4,390,293
           Less amount representing interest (8%-12%)         (792,853)
           Less amount classified as current                (1,061,767)
                                                          -------------
                                                          $  2,535,673
                                                          =============


10.      EMPLOYEE BENEFIT PLAN

         Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $125,000, $97,000 and $85,000 for the years ended March 31, 1998, 1997 and 1996, respectively.


11.      STOCK OPTION PLANS AND WARRANTS

         Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 3,350,000 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.      STOCK OPTION PLANS AND WARRANTS - (CONTINUED)

                                                   WEIGHTED
                                              AVERAGE EXERCISE          NUMBER
                                               PRICE PER SHARE        OF SHARES
                                              ----------------        ---------

Outstanding March 31, 1995..................         2.62             1,756,600
Granted.....................................         3.46               600,000
Exercised...................................         1.95              (218,382)
Cancelled...................................         2.24               (54,818)
                                                                      ----------

Outstanding March 31, 1996..................         2.94             2,083,400
Granted.....................................         5.83               993,750
Exercised...................................         2.51              (351,466)
Cancelled...................................         3.67               (98,584)
                                                                      ----------

Outstanding March 31, 1997..................         4.07             2,627,100
Granted.....................................         5.00               740,450
Exercised...................................         2.89               (16,000)
Cancelled...................................         5.29              (177,950)
                                                                      ----------

Outstanding March 31, 1998..................         4.24             3,173,600
                                                                      ==========


         As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free rates of 6.1% and 6.4%; no dividend yields for both; volatility factors of the expected market price of Whitman's common stock of 0.566 and 0.773; and a weighted-average expected life of the option of 7.0 and 9.1 years. The weighted-average fair value of the stock options for the years 1998 and 1997 were $3.19 and $4.81, respectively.

         The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Whitman's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Whitman's fiscal 1998 and 1997 pro forma information follows:

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.      STOCK OPTION PLANS AND WARRANTS - (CONTINUED)


                                                       1998             1997
                                                   ------------    ------------
         Net loss................................. $(1,763,020)    $(5,198,899)

         Basic and diluted loss per share.........        (.13)           (.46)


         The 1998 and 1997 pro forma effect on net loss is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

         The exercise price of options outstanding for fiscal years 1998 and 1997 ranged as follows:

                                 NUMBER          WEIGHTED AVERAGE REMAINING
         EXERCISE PRICE        OF OPTIONS         CONTRACTUAL LIFE (YEARS)
         --------------        ----------        --------------------------
         $3.88 - $5.82          883,300                    8.20
         $5.83 - $8.63          692,500                    7.85


         Stock options totalling 1,679,649 and 1,155,766 were exercisable at the end of fiscal 1998 and 1997, respectively. Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 6,091,643 shares.

         Whitman has 1,650,000 warrants outstanding at an average exercise price of $4.01 maturing between January 2000 and February 2001.


12.      RELATED PARTY TRANSACTIONS

         The Seller of SBC is the beneficial owner of three buildings occupied by SBC under lease agreements. In the fiscal years ended March 31, 1998, 1997 and 1996, Whitman's SBC subsidiary paid the Seller rent totalling $453,000, $432,000 and $429,000, respectively.

         Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's president. In the fiscal years ended March 31, 1998, 1997 and 1996, Whitman purchased $120,300, $78,900 and $66,600 in textbooks and materials from that entity.

         In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by the IVAX Corporation. A director and shareholder of Whitman is also Chairman of IVAX Corporation. In the fiscal years ended March 31, 1998 and 1997, Whitman incurred rent expense in the amount of $141,000 and $125,000, respectively.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.      COMMITMENTS AND CONTINGENCIES

         Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases are as follows:

         YEAR ENDED MARCH 31,
         -------------------
           1999.............................    $  4,976,302
           2000.............................       4,694,283
           2001.............................       4,117,205
           2002.............................       3,133,853
           2003.............................       2,720,081
           Thereafter.......................      10,077,561
                                                ------------
           Total minimum lease payments.....    $ 29,719,285
                                                ============

         Rent expenses during fiscal 1998, 1997 and 1996 was approximately $4,750,000, $3,766,000 and $3,017,000, respectively.

         In fiscal 1998 Whitman entered into financing agreements to acquire capital equipment totaling $1,713,000. In fiscal 1998, $1,713,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 1998, Whitman had $361,000 of letters of credit outstanding.

         Whitman is a party to routine litigation incidental to its business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any litigation involving Whitman, management does not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on Whitman's financial condition or results of operations.


14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expense approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities approximate fair value because the interest rate is tied to a quoted variable index.


15.      EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, related to conform to the Statement 128 requirements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.      EARNINGS PER SHARE - (CONTINUED)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             FOR THE YEAR ENDED MARCH 31,
                                                 ------------------------------------------------
                                                      1998              1997             1996
                                                 -------------     -------------     -------------
Numerator:
   Net income (loss).........................    $    143,144      $ (4,363,357)     $   (100,571)
                                                 =============     =============     =============
Denominator:
   Denominator for basic
     earnings per share -
     weighted-average shares.................      12,866,045        11,404,862        10,235,956
Effect of dilutive securities:
   Employee stock options....................         804,746                --                --
   Warrants..................................         401,179                --                --
                                                 -------------     -------------     -------------
   Dilutive potential common
     shares..................................       1,205,925                --                --
     Denominator for diluted
       earnings per share -
       adjusted weighted -
       average shares and
       assumed conversions...................      14,071,970        11,404,862        10,235,956
                                                 =============     =============     =============

Basic earnings (loss) per share..............    $        .01      $       (.38)     $       (.01)
                                                 =============     =============     =============

Diluted earnings (loss) per share............    $        .01      $       (.38)     $       (.01)
                                                 =============     =============     =============
