Form 10-Q
period 1998-06-30
WHITMAN EDUCATION GROUP INC
filed 1998-08-14
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

          Florida                                            22-2246554
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                  4400 Biscayne Boulevard, Miami, Florida 33137
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes   X    No
                                      ---       ---

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         As of August 10, 1998, there were 13,207,605 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998



                                TABLE OF CONTENTS



                                                                    PAGE
                                                                    ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...............................        3
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................        8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................       12
Item 6.    Exhibits and Reports on Form 8-K...................       12

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30,           MARCH 31,
                                                                                    1998               1998
                                                                              ---------------     ---------------
                                                                                (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents...................................................  $      264,275      $    3,384,336
Accounts receivable, net ...................................................      20,119,926          21,354,104
Inventories.................................................................       1,427,018           1,614,455
Deferred income taxes.......................................................       1,834,043           1,471,043
Other current assets........................................................       1,585,519           1,158,841
                                                                              ---------------     ---------------
Total current assets........................................................      25,230,781          28,982,779
Property and equipment, net.................................................      13,372,837          12,925,177
Marketable securities.......................................................         277,500             262,500
Deposits and other assets, net..............................................       1,370,614           1,431,188
Goodwill, net...............................................................      10,145,359          10,219,525
                                                                              ---------------     ---------------
                                                                              $   50,397,091      $   53,821,169
                                                                              ===============     ===============
LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...........................................................   $    1,953,865      $    1,268,306
Accrued expenses...........................................................        3,595,576           2,115,220
Income taxes payable.......................................................               --             107,133
Short-term notes payable...................................................        1,056,018             156,018
Current portion of capitalized lease obligations...........................        1,112,070           1,061,767
Current portion of long-term debt..........................................          440,239             354,401
Deferred tuition revenue...................................................       13,507,271          15,966,150
                                                                              ---------------     ---------------
Total current liabilities..................................................       21,665,039          21,028,995
Other liabilities..........................................................          555,806             609,708
Capitalized lease obligations..............................................        2,849,684           2,535,673
Long-term debt.............................................................        8,114,893          11,813,639
Commitments and contingencies
Stockholders' equity:
   Common  stock, no par value, authorized 100,000,000 shares issued and outstanding 13,200,435 shares at June 30, 1998 and
     13,193,582 shares at March 31, 1998...................................       21,187,366          21,183,554
   Additional paid-in capital..............................................          671,536             671,536
   Accumulated deficit ....................................................       (4,636,275)         (3,995,978)
   Accumulated other comprehensive loss....................................          (10,958)            (25,958)
                                                                              ---------------     ---------------
Total stockholders' equity.................................................       17,211,669          17,833,154
                                                                              ---------------     ---------------
                                                                              $   50,397,091      $   53,821,169
                                                                              ===============     ===============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   1998                 1997
                                                                              ---------------     ---------------


Net revenues...........................................................       $  15,767,907       $   13,440,788

Costs and expenses:
   Instructional and educational support...............................          10,881,591            9,490,645
   Selling and promotional.............................................           2,597,616            1,956,144
   General and administrative..........................................           3,022,579            3,134,428
                                                                              --------------      ---------------

Total costs and expenses...............................................          16,501,786           14,581,217
                                                                              --------------      ---------------

Loss from operations...................................................            (733,879)          (1,140,429)
Other(income)expense:
   Interest expense....................................................             318,221              271,055
   Interest income.....................................................             (68,803)             (40,661)
                                                                              ---------------     ---------------

Loss before income tax benefit.........................................            (983,297)          (1,370,823)
Income tax benefit.....................................................             343,000                   --
                                                                              ---------------     ---------------

Net loss...............................................................       $    (640,297)      $   (1,370,823)
                                                                              ===============     ===============

Net loss per share:
   Basic and diluted...................................................       $       (0.05)      $        (0.11)
                                                                              ===============     ===============


Weighted average common shares outstanding:
   Basic and diluted ..................................................          13,198,767          12,677,582
                                                                              ===============     ===============











                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   1998                 1997
                                                                              ---------------     ---------------

Net loss...............................................................       $    (640,297)       $  (1,370,823)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.....................................             984,698              821,507
     Bad debt expense..................................................             662,487              727,374
     Deferred tax benefit..............................................            (343,000)                  --
     Changes in operating assets and liabilities:
        Accounts receivable............................................             571,691           (1,823,127)
        Inventories....................................................             187,437              (64,237)
        Other current assets...........................................            (426,678)             (40,580)
        Deposits and other assets......................................               2,029              (65,454)
        Accounts payable...............................................             685,559             (468,796)
        Accrued expenses...............................................           1,480,356              143,960
        Income taxes payable...........................................            (127,133)               1,922
        Deferred tuition revenue.......................................          (2,458,879)             721,339
        Other liabilities..............................................             (53,902)            (180,867)
                                                                              ---------------      ---------------
Net cash provided by (used in) operating activities....................             524,368           (1,597,782)
                                                                              ---------------      ---------------
Cash flows from investing activities:
Purchase of property and equipment.....................................          (1,134,156)          (1,389,917)
                                                                              ---------------      ---------------
Net cash used in investing activities..................................          (1,134,156)          (1,389,917)
                                                                              ---------------      ---------------
Cash flows from financing activities:
Proceeds from revolving line of credit, long-term
   borrowings and capital lease obligations............................          12,591,166            8,651,385
Principal payments on revolving line of credit, long-term
   borrowings and capital lease obligations............................         (15,105,251)          (8,043,737)
Proceeds from short term notes payable.................................                  --              900,000
Proceeds from exercise of options and warrants.........................               3,812                   --
                                                                              ---------------      ---------------
Net cash (used in) provided by financing activities....................          (2,510,273)           1,507,648
                                                                              ---------------      ---------------
Decrease in cash and cash equivalents..................................          (3,120,061)          (1,480,051)
Cash and cash equivalents at beginning of year.........................           3,384,336            3,853,932
                                                                              ---------------      ---------------

Cash and cash equivalents at end of year...............................       $     264,275        $   2,373,881
                                                                              ===============      ===============


                        Continued on the following page.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- (CONTINUED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   1998                 1997
                                                                              ---------------     ---------------
Supplemental disclosures of noncash financing
and investment activities:


Equipment acquired under capital leases........................               $      165,491      $          --
                                                                              ===============     ===============

Supplemental disclosures of cash flow information:
Interest paid..................................................               $      287,791      $     241,054
                                                                              ===============     ===============
Income taxes paid..............................................               $      142,125      $          --
                                                                              ===============     ===============



























                 See accompanying notes to financial statements.

1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Whitman, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Whitman's Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford Brown College, Inc. ("Sanford-Brown College") and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated.

     Whitman experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in Whitman's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school. Costs are generally not significantly affected by the seasonable factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.


2.   EARNINGS PER SHARE

     In fiscal 1998, Whitman adopted Statement of Financial Accounting Standards No.128, EARNINGS PER SHARE. For the three months ended June 30, 1998 and 1997, there was no difference between basic and diluted earnings per share.


3.   COMPREHENSIVE LOSS

     In fiscal 1999, Whitman adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on Whitman's available-for-sale securities, which prior to its adoption were recorded separately in stockholders' equity, to be included in "other comprehensive loss."

     For the quarter ended June 30, 1998 and June 30, 1997, total comprehensive losses were $625,297 and $1,370,823, respectively.


4.   CONTINGENCIES

     In August 1998, three individuals purporting to be former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled CULLEN, ET AL. V. WHITMAN EDUCATION GROUP, INC., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleges, among other things, certain state and federal statutory violations, breach of contract and fraud and seeks to have the action certified as a class action encompassing students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 1998 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties which may cause Whitman's actual results, performance or achievements to differ materially from the forward looking statements made in the Report or otherwise made by or on behalf of Whitman. Factors that may affect future results include the unanticpated operational impact of Year 2000 issues and certain economic, competitive, governmental and other factors discussed in this report and in Whitman's filings with the Securities and Exchange Comission.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1998              1997
                                                                        ----------        ----------

         Net revenues...........................................          100.0 %            100.0 %
         Costs and expenses:
             Instructional and educational support..............           69.0               70.6
             Selling and promotional............................           16.5               14.6
             General and administrative.........................           19.2               23.3
                                                                        ----------        ----------
         Total costs and expenses...............................          104.7              108.5
                                                                        ----------        ----------
         Loss from operations...................................           (4.7)              (8.5)
         Other (income) expense:
             Interest expense ..................................            2.0                2.0
             Interest income....................................           (0.4)              (0.3)
                                                                        ----------        ----------
         Loss before income tax benefit.........................           (6.3)             (10.2)
         Income tax benefit.....................................            2.2                 --
                                                                        ----------        ----------

         Net loss ..............................................           (4.1)%            (10.2)%
                                                                        ==========        ===========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     Net revenues increased by $2.3 million or 17.3% to $15.8 million for the three months ended June 30, 1998 from $13.5 million for the three months ended June 30, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 18.0% overall with the
University Degree Division experiencing a 21.2% increase and the Associate Degree Division experiencing a 16.1% increase.

     Instructional and educational support increased by $1.4 million or 14.7% to $10.9 million for the three months ended June 30, 1998 from $9.5 million for the three months ended June 30, 1997. As a percentage of net revenues, instructional and educational support expenses were 69.0% and 70.6%, respectively, for the three months ended June 30, 1998 and June 30, 1997. The increase in instructional and educational support expenses was primarily due to the addition of student support personnel, and the addition of equipment and facilities as a result of the growth in enrollments. As a percentage of net revenues, instructional and educational support expenses decreased primarily due to a greater rate of increase in net revenues than the rate of increase in such expenses necessary to support the increase in enrollment.

     Selling and promotional expenses increased by $.6 million or 32.8% to $2.6 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997. As a percentage of net revenues, selling and promotional expenses increased to 16.5% for the three months ended June 30, 1998 as compared to 14.6% for the three months ended June 30, 1997. The increase in selling and promotional expenses was primarily due to increases in advertising expense due to continued efforts to increase enrollment.

     General and administrative expenses decreased by $.1 million or 3.6% to $3.0 million for the three months ended June 30, 1998 from $3.1 million for the three months ended June 30, 1997. As a percentage of net revenues, general and administrative expenses were 19.2% and 23.3%, respectively, for the three months ended June 30, 1998 and June 30, 1997. The decrease in general and administrative expenses as a percentage of net revenues was due to Whitman's ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

     Whitman reported a net loss of $.6 million for the three months ended June 30, 1998 as compared to a net loss of $1.4 million for the three months ended June 30, 1997. The decrease in the net loss was primarily due to an increase in operating income of $.9 million generated from the Associate Degree Division.


SEASONALITY

     Whitman experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in Whitman's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

     The operating results of Huron University are significantly affected by seasonality. As a more traditional university, Huron University experiences a significant decline in revenues during the late spring and summer. This seasonal impact was compounded in the first quarter of the current fiscal year as a result of increased operating expenses at Huron University as compared to the same quarter one year ago. Operating expenses at Huron University increased during the third quarter of fiscal 1998 due to an increase in payroll expenses for faculty and staff to improve the academic programs and to support increased enrollment. The decline in revenues combined with the increased level of operating expenses, which remained relatively constant in the first quarter as compared to the third quarter of the last fiscal year, resulted in an operating loss of $.9 million at Huron University for the three months ended June 30, 1998 as compared to an operating loss of $.1 million for the three months ended June 30, 1997.


YEAR 2000 ISSUE

     Whitman has implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. Whitman is also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. Whitman has substantially completed an assessment of its computer systems and has determined that with the modifications made to existing software and the conversions made to new software, the Year 2000 issue will not pose significant operational problems to its information systems. Whitman expects to substantially complete and test the Year 2000 issues by the early part of 1999, which is prior to any anticipated impact on Whitman's operating systems.

     Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on Whitman's financial position, results of operations or cash flows in future periods. While Whitman believes its process is designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that Whitman's efforts or those of third parties with whom Whitman interacts, will not be successful or satisfactorily completed in a timely fashion.

     Based on the modifications and conversions of software made to date and the assessment of embedded devices that have been identified at its facilities to date, Whitman does not believe that contingency planning is warranted at this time. The assessment of third parties external to Whitman is underway, and the results of this assessment, when completed, may reveal the need for contingency planning at a later date. Whitman will regularly evaluate the need for contingency planning based on the progress and findings of the Year 2000 project.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1998 and March 31, 1998 were $.3 million and $3.4 million, respectively. Whitman's working capital totalled $3.6 million at June 30, 1998 and $8.0 at March 31, 1998.

     Net cash of $.5 million was provided by operating activities for the three months ended June 30, 1998 compared to net cash of $1.6 million used for the three months ended June 30, 1997. The increase of $2.1 million was primarily due to an increase in accounts payable and accrued expenses due to the timing of payments and a decline in the net loss as compared to the prior year.

     Net cash of $1.1 million and $1.4 million was used for investing activities for the three months ended June 30, 1998 and 1997, respectively. The decrease of $.3 million was due to a decrease in capital expenditures.

     Net cash of $2.5 million was used in financing activities for the three months ended June 30, 1998 compared to net cash of $1.5 million provided by financing activities for the three months ended June 30, 1997. The increase in cash used was due to an increase of $2.7 million in net payments on long-term borrowings.

     Whitman has a revolving credit facility that matures in April 1999 in the amount of $7.5 million. At June 30, 1998, Whitman had $6.6 million outstanding under this facility. Borrowings under this facility decreased by $.7 million from the amounts outstanding at March 31, 1998. The amounts borrowed under the working capital facility for the three months ended June 30, 1998 were primarily used for operations, repayment of debt and capital expenditures. On May 29, 1998, Whitman repaid the $2.0 million revolving credit facility that was expiring on May 30, 1998 by drawing down on the $7.5 million revolver note. Whitman intends to refinance or extend its revolving credit facility on a long-term basis in fiscal 1999.

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

     Whitman believes that with its working capital, its cash flow from operations, its working capital facilities and its expected increased financings under capital lease obligations to fund capital expenditures, it will have adequate resources to meet its anticipated operating requirements for the foreseeable future, except that, due to the seasonality of Whitman's revenues, Whitman may need to borrow additional funds in the second fiscal quarter. If such funds become necessary, Whitman anticipates the additional borrowings will not exceed $500,000. While Whitman believes that it will be able to secure such additional financing, there can be no assurance that it will be able to do so.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In August 1998, three individuals purporting to be former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled Cullen, et. al, v. Whitman Education Group, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleges, among other things, certain state and federal statutory violations, breach of contract and fraud and seeks to have the action certified as a class action encompassing students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             27 Financial Data Schedule


         (b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by Whitman during the quarter ended June
30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WHITMAN EDUCATION GROUP, INC.
                                          (Registrant)


                                          S/S   FERNANDO L. FERNANDEZ
                                          -------------------------------------
                                                FERNANDO L. FERNANDEZ
                                                VICE PRESIDENT - FINANCE,
                                                CHIEF FINANCIAL OFFICER AND
                                                TREASURER

Date:    August 13, 1998