Form 10-Q
period 1998-09-30
WHITMAN EDUCATION GROUP INC
filed 1998-11-13
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

          FLORIDA                                           22-2246554
--------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  4400 Biscayne Boulevard, Miami, Florida  33137
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 575-6534
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

         As of November 10, 1998, there were 13,261,355 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998



                               TABLE OF CONTENTS



                                                                      PAGE NO.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements..................................         3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................        11


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................        16

Item 4.   Submission of Matters to a Vote of Security Holders...        16

Item 6.   Exhibits and Reports on Form 8-K......................        17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,           MARCH 31,
                                                                                    1998                   1998
                                                                              ----------------       ----------------
                                                                                 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents...................................................  $       30,958        $    3,384,336
Accounts receivable, net ...................................................      25,793,316            21,354,104
Inventories.................................................................       1,640,026             1,614,455
Deferred income taxes.......................................................       1,834,043             1,471,043
Other current assets........................................................       1,938,165             1,158,841
                                                                              ---------------       ---------------
Total current assets........................................................      31,236,508            28,982,779
Property and equipment, net.................................................      13,984,559            12,925,177
Marketable securities.......................................................         262,500               262,500
Deposits and other assets, net..............................................       1,374,377             1,431,188
Goodwill, net...............................................................      10,068,769            10,219,525
                                                                              ---------------        --------------
                                                                              $   56,926,713        $   53,821,169
                                                                              ===============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable...........................................................   $    2,898,452        $    1,268,306
Accrued expenses...........................................................        3,509,825             2,115,220
Income taxes payable.......................................................               --               107,133
Short-term notes payable...................................................        1,056,018               156,018
Current portion of capitalized lease obligations...........................        1,296,968             1,061,767
Current portion of long-term debt..........................................          451,057               354,401
Deferred tuition revenue...................................................       18,694,807            15,966,150
                                                                              ---------------        --------------
Total current liabilities..................................................       27,907,127            21,028,995
Other liabilities..........................................................          500,962               609,708
Capitalized lease obligations..............................................        3,532,919             2,535,673
Long-term debt.............................................................        7,598,245            11,813,639
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value, authorized 100,000,000 shares issued and outstanding 13,207,605 shares at September 30, 1998
     and 13,193,582 shares at March 31, 1998...............................       21,189,304            21,183,554
   Additional paid-in capital..............................................          671,536               671,536
   Accumulated deficit ....................................................       (4,447,422)           (3,995,978)
   Accumulated other comprehensive loss....................................          (25,958)              (25,958)
                                                                              ---------------       ---------------
Total stockholders' equity.................................................       17,387,460            17,833,154
                                                                              ---------------       ---------------
                                                                              $   56,926,713        $   53,821,169
                                                                              ===============        ==============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                          FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     -----------------------------------
                                                                          1998                1997
                                                                     ---------------     ---------------

Net revenues.......................................................  $   18,299,125      $  14,502,007

Costs and expenses:
   Instructional and educational support...........................      11,502,865          9,992,729
   Selling and promotional.........................................       2,564,395          2,228,724
   General and administrative......................................       3,739,427          2,592,573
                                                                     ---------------     --------------

Total costs and expenses...........................................      17,806,687         14,814,026
                                                                     ---------------     --------------

Income (loss) from operations......................................         492,438           (312,019)

Other (income) expense:
   Interest expense................................................         358,390            324,879
   Interest income.................................................         (54,805)           (48,312)
                                                                      --------------     --------------

Income (loss) before income tax benefit6...........................         188,853           (588,586)

Income tax benefit.................................................              --                 --
                                                                      --------------     --------------

Net income (loss)..................................................   $     188,853      $    (588,586)
                                                                      ==============     ==============

Net income (loss) per share:
   Basic...........................................................   $        0.01      $       (0.05)
                                                                      ==============     ==============
   Diluted.........................................................   $        0.01      $       (0.05)
                                                                      ==============     ==============

Weighted average common shares outstanding:
   Basic...........................................................      13,205,650         12,678,256
                                                                      ==============     ==============
   Diluted.........................................................      13,927,576         12,678,256
                                                                      ==============     ==============






                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          FOR THE SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     -----------------------------------
                                                                          1998                1997
                                                                     ---------------     ---------------

Net revenues........................................................  $  34,067,033       $ 27,942,795

Costs and expenses:
   Instructional and educational support............................     22,437,798         19,483,374
   Selling and promotional..........................................      5,091,753          4,184,868
   General and administrative.......................................      6,778,924          5,727,001
                                                                      -------------       -------------

Total costs and expenses............................................     34,308,475         29,395,243
                                                                      -------------       -------------

Loss from operations................................................       (241,442)        (1,452,448)

Other (income) expense:
   Interest expense.................................................        676,650            595,933
   Interest income..................................................       (123,648)           (88,972)
                                                                      --------------      -------------

Loss before income tax benefit......................................       (794,444)        (1,959,409)

Income tax benefit..................................................        343,000                 --
                                                                      --------------      -------------

Net loss............................................................  $    (451,444)      $ (1,959,409)
                                                                      ==============      =============

Net loss per share:
   Basic ...........................................................  $       (0.03)      $      (0.15)
                                                                      ==============      =============
   Diluted..........................................................  $       (0.03)      $      (0.15)
                                                                      ==============      =============

Weighted average common shares outstanding:
   Basic ...........................................................     13,202,209          12,677,921
                                                                      ==============     ===============
   Diluted..........................................................     13,202,209          12,677,921
                                                                      ==============     ================








                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          FOR THE SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     -----------------------------------
                                                                          1998                1997
                                                                     ---------------     ---------------


Cash flows from operating activities:
Net loss.........................................................    $     (451,444)      $  (1,959,409)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization.................................         2,004,112           1,636,888
   Bad debt expense..............................................         1,761,342           1,465,558
   Deferred tax provision........................................          (343,000)                 --
   Changes in operating assets and liabilities:
        Restricted cash..........................................                --             511,927
        Accounts receivable......................................        (6,200,554)         (4,938,853)
        Inventories..............................................           (25,571)           (153,777)
        Other current assets.....................................          (779,324)           (306,443)
        Deposits and other assets................................           (70,992)            (53,637)
        Accounts payable.........................................         1,630,146             234,739
        Accrued expenses.........................................         1,394,605            (349,554)
        Income taxes payable.....................................          (127,133)                392
        Deferred tuition revenue.................................         2,728,657           3,031,898
        Other....................................................          (108,746)            (99,126)
                                                                     ---------------      --------------
        Net cash provided by (used in) operating activities......         1,412,098            (979,397)
                                                                     ---------------      --------------

Cash flows from investing activities:
Purchase of property and equipment...............................        (1,247,152)         (2,391,304)
                                                                     ---------------      --------------
Net cash used in investing activities............................        (1,247,152)         (2,391,304)
                                                                     ---------------      --------------
Cash flows from financing activities:
Proceeds from revolving line of credit, long-term
   borrowings and capital lease obligations......................        18,206,175          17,657,142
Principal payments on revolving line of credit,
   long-term borrowings and capital lease obligations............       (21,730,249)        (18,092,586)
Proceeds from short-term notes payable...........................                --           1,086,017
Proceeds from exercise of options and warrants...................             5,750               3,188
                                                                     ---------------      --------------

Net cash (used in) provided by financing activities..............        (3,518,324)            653,761
                                                                     ---------------      --------------

Decrease in cash and cash equivalents............................        (3,353,378)         (2,716,940)
Cash and cash equivalents at beginning of period.................         3,384,336           3,853,932
                                                                     ---------------      --------------
Cash and cash equivalents at end of period.......................    $       30,958       $   1,136,992
                                                                     ===============      ==============


                        Continued on the following page.






                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- (CONTINUED)



                                                                          FOR THE SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     -----------------------------------
                                                                          1998                1997
                                                                     ---------------     ---------------


Supplemental disclosures of noncash financing and investment activities:

Equipment acquired under capital leases........................      $    1,537,782      $       788,639
                                                                     ===============     ================

Supplemental disclosures of cash flow information:
Interest paid..................................................      $      602,915      $       536,075
                                                                     ===============     ================
Income taxes paid..............................................      $      155,200      $         1,343
                                                                     ===============     ================



























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


2.   EARNINGS PER SHARE

     In fiscal 1998, Whitman adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            SEPTEMBER                        SEPTEMBER
                                             ----------------------------------  --------------------------------
                                                  1998                1997            1998              1997
                                             --------------      --------------  --------------    --------------

Numerator:
     Net income (loss)....................   $     188,853      $   (588,586)    $    (451,444)    $ (1,959,409)
                                             =============      =============    ==============    =============
Denominator:
     Denominator for basic
       earnings per share -
       weighted-average shares............      13,205,650        12,678,256        13,202,209       12,677,921
Effect of dilutive securities:
     Employee stock options...............         579,613                --                --              --
     Warrants.............................         142,313                --                --              --
                                             --------------     -------------     -------------    -------------
     Dilutive potential common
       shares.............................         721,926                --                --              --
                                             --------------     -------------     -------------    -------------
      Denominator for diluted
        earnings per share -
        adjusted weighted -
        average shares and
        assumed conversions...............      13,927,576        12,678,256        13,202,209      12,677,921
                                             ==============     =============     =============    =============

Basic earnings (loss) per share...........   $        0.01      $      (0.05)     $      (0.03)          (0.15)
                                             ==============     =============     =============    =============

Diluted earnings (loss) per share.........   $        0.01      $      (0.05)     $      (0.03)          (0.15)
                                             ==============     =============     =============    =============


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

     For the three months ended September 30, 1998 and 1997, total comprehensive income was $173,853 and comprehensive loss was $526,711, respectively. For the six months ended September 30, 1998 and 1997, total comprehensive losses were $451,444 and $1,897,534, respectively.


4.   CONTINGENCIES

     In August 1998, three individuals purporting to be former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic

School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleges, among other things, certain state and federal statutory violations, breach of contract and fraud and seeks to have the action certified as a class action encompassing students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. A motion to dismiss has been filed by Whitman and is presently pending before the court. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


5.   SUBSEQUENT EVENT

     On November 9, 1998, Colorado Technical University, Inc., entered into a Letter of Intent to sell its Huron University ("HU") campus in Huron, South Dakota to a newly-formed entity to be capitalized by HU's existing management and certain investors. In connection with the proposed transaction, Colorado Technical University would contribute the operating assets of HU and $500,000 to the purchaser, and the purchaser would issue Colorado Technical University, Inc. convertible preferred stock and assume the third party liabilities of HU. Under the terms of the proposed transaction, the preferred stock would be convertible into common stock equal to 19.9% of the common equity of HU. The preferred stock would have a liquidation preference equal to the net value of the assets and cash contributed by Colorado Technical University. Subject to the conversion right, the preferred stock would be redeemable by HU for up to 10 years following the transaction for an amount equal to the liquidation preference.

     Completion of the transaction is subject to various conditions, including the execution of a definitive agreement, the obtaining of adequate financing by the new ownership group, the obtaining of all necessary state and other governmental agency approvals, the attaining of independent accreditation of HU by the North Central Association of Colleges and Schools and HU independently qualifying for participation in federal Title IV student financial assistance programs administered by the United States Department of Education. Subject to the occurrence of these conditions, the parties will seek to close the transaction on or about June 1999. There can be no assurance, however, that the parties will execute a definitive agreement on the terms set forth above, or at all, or that any of the foregoing conditions will be satisfied. Accordingly, there can be no assurance that the proposed transaction will, in fact, be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 1998 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future operations. Investors are cautioned that forward looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary post-secondary educational institutions and risks relating to Whitman's ability to refinance or extend its revolving credit facility, which may cause Whitman's actual results, performance or achievements to differ materially from the forward looking statements made in the report or otherwise made by or on behalf of Whitman. Factors that may affect future results include the unanticipated operational impact of Year 2000 issues and certain economic, competitive, governmental and other factors discussed in this report and in Whitman's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:


                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                             ---------------------------           --------------------------
                                               1998               1997                1998            1997
                                             ---------         ---------           ---------        ---------

Net revenues..............................      100%              100%                 100%            100%
                                              -------           -------              -------         -------

Costs and expenses:
   Instructional and educational support        62.9             68.9                  65.9           69.7
   Selling and promotional...............       14.0             15.4                  14.9           15.0
   General and administrative............       20.4             17.9                  19.9           20.5
                                              -------          -------               -------        -------
Total costs and expenses.................       97.3            102.2                 100.7          105.2
                                              -------          -------               -------        -------
Income (loss) from operations............        2.7             (2.2)                 (0.7)          (5.2)
Other (income) expense:
   Interest expense......................        2.0              2.2                   2.0            2.1
   Interest income.......................       (0.3)            (0.3)                 (0.4)          (0.3)
                                              -------          -------               -------        -------
Income (loss) before income taxes........        1.0             (4.1)                 (2.3)          (7.0)
Income tax benefit.......................         --               --                   1.0             --
                                              -------          -------               -------        -------

Net income (loss)........................        1.0%            (4.1)%                (1.3)%         (7.0)%
                                              =======          =======               =======        =======



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues increased by $3.8 million or 26.2% to $18.3 million for the three months ended September 30, 1998 from $14.5 million for the three months ended September 30, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 21.9% overall with the University Degree Division experiencing a 42.8% increase and the Associate Degree Division experiencing a 13.5% increase.

     The increase in student enrollment in the University Degree Division was primarily due to increased enrollments at the Denver campus which was opened in October 1996 and the Sioux Falls campus which was relocated to a larger facility in August 1998, and the addition of new degree programs at each of the three Colorado Technical University campuses. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $1.5 million or 15.1% to $11.5 million for the three months ended September 30, 1998 from $10.0 million for the three months ended September 30, 1997. The increase in instructional and educational support expenses was primarily due to the increase in direct costs necessary to support the increase in student population. The increase in these direct costs consisted primarily of increases in payroll and related benefits for faculty and staff, and an increase in occupancy costs primarily related to expanded facilities and upgraded equipment. As a percentage of net revenues, instructional and educational support expenses decreased to 62.9% for the three months ended September 30, 1998 as compared to 68.9% for the three months ended September 30, 1997 due to a greater rate of increase in net revenues than the rate of increase in such expenses necessary to support the increase in enrollment.

     Selling and promotional expenses increased by $0.4 million or 15.1% to $2.6 million for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising expenses necessary to support the growth in student enrollments. As a percentage of net revenues, selling and promotional expenses decreased to 14.0% for the three months ended September 30, 1998, as compared to 15.4% for the three months ended September 30, 1997. This decrease was primarily due to a greater rate of increase in net revenues than the rate of increase in such expenses at the University Degree Division.

     General and administrative expenses increased by $1.1 million or 44.2% to $3.7 million for the three months ended September 30, 1998 from $2.6 million for the three months ended September 30, 1997. As a percentage of net revenues, general and administrative expenses were 20.4% and 17.9%, respectively, for the three months ended September 30, 1998 and September 30, 1997. The increases in general and administrative expenses were primarily due to an increase in administrative costs necessary to support the growth in student population, an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment, and an increase in professional fees.

     Whitman reported net income of $189,000 for the three months ended September 30, 1998 as compared to a net loss of $589,000 for the three months ended September 30, 1997. The increase in profitability was primarily due to an increase in operating income of $.8 million from the Associate Degree Division.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

     Net revenues increased by $6.1 million or 21.9% to $34.0 million for the six months ended September 30, 1998 from $27.9 million for the six months ended September 30, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 19.7% overall with the University Degree Division experiencing a 30.0% increase and the Associate Degree Division experiencing a 14.7% increase.

     The increase in student enrollment in the University Degree Division was primarily due to increased enrollments at the Denver and Sioux Falls campuses, and the addition of new degree programs at each of the three Colorado Technical University campuses. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting programs offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $2.9 million or 15.2% to $22.4 million for the six months ended September 30, 1998 from $19.5 million for the six months ended September 30, 1997. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty and staff resulting from the growth in student enrollments and an increase in occupancy costs resulting from the upgrade of equipment and expansion of facilities at the Associate Degree Division. As a percentage of net revenues, instructional and educational support expenses decreased to 65.9% for the six months ended September 30, 1998 as compared to 69.7% for the six months ended September 30, 1997 due to a greater rate of increase in net revenues than the rate of increase in such expenses necessary to support the increase in enrollment.

     Selling and promotional expenses increased by $0.9 million or 21.7% to $5.1 million for the six months ended September 30, 1998 from $4.2 million for the six months ended September 30, 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising expenses necessary to support the growth in student enrollments. As a percentage of net revenues, selling and promotional expenses were 14.9% and 15.0%, respectively, for the six months ended September 30, 1998 and September 30, 1997.

     General and administrative expenses increased by $1.1 million or 18.4% to $6.8 million for the six months ended September 30, 1998 from $5.7 million for the six months ended September 30, 1997. The increase in general and administrative expenses was primarily due to an increase in administrative costs necessary to support the growth in student enrollments and an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment. As a percentage of net revenues, general and administrative expenses were 19.9% and 20.5%, respectively, for the six months ended September 30, 1998 and September 30, 1997.

     Whitman reported a net loss of $.5 million and $2.0 million for the six months ended September 30, 1998 and 1997, respectively. The decrease in the net loss was primarily due to an increase in operating income of $1.7 million from the Associate Degree Division.

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

     The operating results of Huron University are significantly affected by seasonality. As a more traditional university, Huron University experiences a significant decline in revenues during the late spring and summer. This seasonal impact was compounded in the first and second quarters of the current fiscal year as a result of increased operating expenses at Huron University as compared to the same quarters one year ago. Operating expenses at Huron University increased during the third quarter of fiscal 1998 due to an increase in payroll expenses for faculty and staff to improve the academic programs and to support increased enrollment. The decline in net revenues at Huron University combined with the increased level of operating expenses, which remained relatively constant in the first and second quarters as compared to the third quarter of the last fiscal year, resulted in operating losses of $.7 million and $1.6 million, respectively, for the three and six months ended September 30, 1998 as compared to operating losses of $.6 million and $.7 million, respectively, for the three and six months ended September 30, 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1998 and March 31, 1998 were $31,000 and $3.4 million, respectively. The decrease in cash and cash equivalents was primarily due to the net repayment of debt of $3.5 million for the six months ended September 30, 1998. Whitman's working capital totalled $3.3 million at September 30, 1998 and $8.0 million at March 31, 1998.

     Whitman experiences a decline in cash flow in the first and second quarters due to the seasonal effect of lower enrollment during the summer months. Whitman believes that cash flow will strengthen in the third and fourth quarters since these periods have historically represented the periods of highest revenues and net income within a fiscal year.

     Net cash of $1.4 million was provided by operating activities for the six months ended September 30, 1998 compared to net cash used in operating activities of $1.0 million for the six months ended September 30, 1997. The increase of $2.4 million was primarily due to an increase in accounts payable and accrued expenses due to the timing of payments and a decline in the net loss as compared to the prior year.

     Net cash of $1.2 million and $2.4 million was used for investing activities for the six months ended September 30, 1998 and 1997, respectively. The decrease of $1.2 million was primarily due to a reduction in net cash used for capital expenditures.

     Net cash of $3.5 million was used in financing activities for the six months ended September 30, 1998, compared to net cash of $0.7 million provided by financing activities for the six months ended September 30, 1997. The increase in cash used was due to an increase of $3.1 million in net payments on long-term borrowings.

     Whitman has a revolving credit facility that matures in April 1999 in the amount of $7.5 million. At September 30, 1998, Whitman had $6.2 million outstanding and $1.1 million available under this facility. Borrowings under this facility decreased by $1.1 million from the amounts outstanding at March 31, 1998. The amounts borrowed under the working capital facility for the six months ended September 30, 1998 were primarily used for operations, repayment of debt and capital expenditures. Whitman intends to refinance or extend its revolving credit facility on a long-term basis in fiscal 1999 under similar terms and conditions.

     Under a separate standard of financial responsibility, if based upon the institution's annual compliance audit an institution has made late refunds to 5% or more of the sample of student records audited in either of the two most recent fiscal years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, in October 1998, Whitman posted letters of credit amounting to $450,000 as a result of late refund findings with respect to fiscal 1998.

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

     Whitman believes that with its working capital, its cash flow from operations, its revolving credit facility and its expected increased financings under capital lease obligations to fund capital expenditures, it will have adequate resources to meet its anticipated operating requirements for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In August 1998, three individuals purporting to be former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleges, among other things, certain state and federal statutory violations, breach of contract and fraud and seeks to have the action certified as a class action encompassing students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. A motion to dismiss has been filed by Whitman and is presently pending before the court. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL SHAREHOLDERS' MEETING

     On August 27, 1998, the Company held its annual meeting of shareholders. At that meeting, all of the nominees for directors were elected by the vote set forth opposite their names in the table below:



         ELECTION OF DIRECTORS              FOR                  WITHHELD
         ---------------------             ----------            --------


         Phillip Frost, M.D.               10,489,314            529,025
         Richard C. Pfenniger              10,489,038            529,301
         Jack R. Borsting                  10,489,314            529,025
         Peter S. Knight                   10,489,314            529,025
         Lois F. Lipsett                   10,489,314            529,025
         Richard M. Krasno                 10,489,314            529,025
         Percy A. Pierre                   10,489,314            529,025
         Neil Flanzraich                   10,489,314            529,025
         A. Marvin Strait                  10,489,314            529,025



     In addition, the shareholders of the Company approved the amendment of the Company's 1996 stock option plan. A total of 7,261,289 shares were voted in favor of the amendment, 913,986 shares were voted against the amendment, 15,164 shares abstained from the vote and 2,827,900 shares were not voted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits

           2.1    Bylaws, as amended

           10.1    1996 Stock Option Plan, as amended

           27      Financial Data Schedule

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by Company during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WHITMAN EDUCATION GROUP, INC.
                                         (Registrant)


                                         By: S/S FERNANDO L. FERNANDEZ
                                         --------------------------------------
                                                 FERNANDO L. FERNANDEZ
                                                 VICE PRESIDENT - FINANCE, CHIEF
                                                 FINANCIAL OFFICER AND TREASURER

Date:    November 13, 1998