Form 10-Q
period 1998-12-31
WHITMAN EDUCATION GROUP INC
filed 1999-02-09
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

               FLORIDA                                         22-2246554
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  4400 BISCAYNE BOULEVARD, MIAMI, FLORIDA           33137
                  -------------------------------------------------------
                  (Address of principal executive offices)     (Zip Code)

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

                            Yes __X__    No _____

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

         AS OF FEBRUARY 5, 1999, THERE WERE 13,285,198 SHARES OF COMMON STOCK OUTSTANDING.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                DECEMBER 31, 1998


                                TABLE OF CONTENTS



                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...................................           3


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................          11


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings......................................          16

Item 5.    Other Information......................................          16

Item 6.    Exhibits and Reports on Form 8-K.......................          16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,           MARCH 31,
                                                                1998                   1998
                                                         ------------------      ---------------
                                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.............................     $  2,039,003         $  3,384,336
    Accounts receivable, net .............................       20,656,736           21,354,104
    Inventories...........................................        1,659,382            1,614,455
    Deferred income taxes.................................        2,308,043            1,471,043
    Other current assets..................................        2,052,014            1,158,841
                                                               ------------          -----------
        Total current assets..............................       28,715,178           28,982,779
Property and equipment, net...............................       14,100,743           12,925,177
Marketable securities.....................................               --              262,500
Deposits and other assets, net............................        1,386,074            1,431,188
Goodwill, net.............................................        9,992,180           10,219,525
                                                               ------------          -----------
        Total assets......................................      $54,194,175          $53,821,169
                                                               ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................................     $  1,939,427         $  1,268,306
    Accrued expenses......................................        4,597,469            2,115,220
    Income taxes payable..................................          405,482              107,133
    Short-term notes payable..............................          844,629              156,018
    Current portion of capitalized lease obligations......        1,113,918            1,061,767
    Current portion of long-term debt.....................          461,617              354,401
    Deferred tuition revenue..............................       15,544,241           15,966,150
                                                               ------------          -----------
        Total current liabilities.........................       24,906,783           21,028,995
Other liabilities.........................................          509,446              609,708
Capitalized lease obligations.............................        3,666,881            2,535,673
Long-term debt............................................        6,549,651           11,813,639
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, authorized 100,000,000
    shares issued and outstanding 13,284,898 shares at
    December 31, 1998 and 13,193,582 shares at
    March 31, 1998........................................       21,349,069           21,183,554
Additional paid-in capital................................          671,536              671,536
Accumulated deficit ......................................       (3,459,191)          (3,995,978)
Accumulated other comprehensive loss......................               --              (25,958)
                                                               ------------          -----------
        Total stockholders' equity........................       18,561,414           17,833,154
                                                               ------------          -----------
        Total liabilities and stockholders' equity              $54,194,175          $53,821,169
                                                               ============          ===========

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              1998                1997
                                                        ----------------    -----------------
Net revenues.........................................       $19,010,639        $15,926,343

Costs and expenses:
   Instructional and educational support.............        12,306,063         10,378,089
   Selling and promotional...........................         2,318,051          2,089,036
   General and administrative........................         3,120,214          2,523,283
                                                            -----------        -----------
Total costs and expenses.............................        17,744,328         14,990,408
                                                            -----------        -----------
Income from operations...............................         1,266,311            935,935
Other (income) expense:
   Interest expense..................................           343,904            371,847
   Interest income...................................           (65,824)           (49,347)
                                                            -----------        -----------
Income before income tax provision...................           988,231            613,435
Income tax provision.................................                --                 --
                                                            -----------        -----------
Net income ..........................................       $   988,231        $   613,435
                                                            ===========        ===========

Net income per share:
   Basic.............................................       $       .07        $       .05
                                                            ===========        ===========
   Diluted...........................................       $       .07        $       .04
                                                            ===========        ===========
Weighted average common shares outstanding:
   Basic.............................................        13,247,716         12,919,832
                                                            ===========        ===========
   Diluted...........................................        13,661,481         14,410,889
                                                            ===========        ===========

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 FOR THE NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    1998                1997
                                                              ----------------    --------------
Net revenues.........................................           $53,077,672        $43,869,138

Costs and expenses:
   Instructional and educational support.............            34,913,080         29,861,463
   Selling and promotional...........................             7,409,017          6,273,904
   General and administrative........................             9,730,706          8,250,284
                                                                -----------        -----------
Total costs and expenses.............................            52,052,803         44,385,651
                                                                -----------        -----------
Income (loss) from operations........................             1,024,869           (516,513)

Other (income) expense:
   Interest expense..................................             1,020,554            967,780
   Interest income...................................              (189,472)          (138,319)
                                                                -----------        -----------
Income (loss) before income tax benefit..............               193,787         (1,345,974)

Income tax benefit ..................................               343,000                 --
                                                                -----------        -----------
Net income (loss)....................................           $   536,787        $(1,345,974)
                                                                ===========        ===========

Net income (loss) per share:
   Basic ............................................           $       .04        $      (.11)
                                                                ===========        ===========
   Diluted...........................................           $       .04        $      (.11)
                                                                ===========        ===========

Weighted average common shares outstanding:
   Basic ............................................            13,217,488          12,758,851
                                                                ===========        ============
   Diluted...........................................            13,803,602          12,758,851
                                                                ===========        ============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 FOR THE NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                    1998               1997
                                                              ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $ 536,787        $(1,345,974)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization............................      3,061,469          2,536,087
   Bad debt expense.........................................      2,530,741          1,962,925
   Deferred tax provision...................................       (837,000)                --
   Changes in operating assets and liabilities:
        Restricted cash.....................................             --            511,927
        Accounts receivable.................................     (1,833,373)        (3,830,374)
        Inventories.........................................        (44,927)          (386,003)
        Other current assets................................       (916,935)          (601,293)
        Deposits and other assets...........................       (139,827)           (63,312)
        Accounts payable....................................        671,121           (748,539)
        Accrued expenses....................................      2,482,249           (476,237)
        Income taxes payable................................        298,349             (6,153)
        Deferred tuition revenue............................       (421,909)         2,065,854
        Other...............................................       (100,262)          (149,887)
                                                                 -----------       -----------
   Net cash provided by (used in) operating activities......       5,286,483          (530,979)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................      (1,955,197)       (3,279,249)
Net proceeds from sale of marketable securities.............         288,458                --
                                                                 -----------       -----------
Net cash used in investing activities.......................      (1,666,739)       (3,279,249)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, long-term
   borrowings and capital lease obligations.................      25,721,795        25,636,986
Principal payments on revolving line of credit,
   long-term borrowings and other liabilities...............     (30,852,387)      (27,077,515)
Proceeds from short-term notes payable......................              --         1,056,018
Proceeds from exercise of options and warrants..............         165,515         1,608,813
                                                                 -----------       -----------
Net cash (used in) provided by financing activities.........      (4,965,077)        1,224,302
                                                                 -----------       -----------

Decrease in cash and cash equivalents ......................      (1,345,333)       (2,585,926)

Cash and cash equivalents at beginning of  period ..........       3,384,336         3,853,932
                                                                 -----------       -----------

Cash and cash equivalents at end of period .................     $ 2,039,003       $ 1,268,006
                                                                 ===========       ===========

                        Continued on the following page.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- (CONTINUED)



                                                                 FOR THE NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   1998              1997
                                                            -----------------   --------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
AND INVESTMENT ACTIVITIES:

Equipment acquired under capital leases...................      $ 1,845,790       $ 1,219,306
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid.............................................      $   878,496       $   877,887
                                                                ===========       ===========
Income taxes paid.........................................      $   414,077       $     1,343
                                                                ===========       ===========

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

         The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford Brown College, Inc. ("Sanford-Brown College") and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated. Hereafter, references to "Whitman" shall include collectively Whitman Education Group, Inc. and its operating subsidiaries, Ultrasound Diagnostic Schools, Sanford-Brown College and Colorado Technical University.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                             DECEMBER 31,                   DECEMBER 31,
                                     --------------------------    ----------------------------
                                          1998         1997            1998              1997
                                     ------------- ------------    ------------    ------------
Numerator:
     Net income (loss)...............  $  988,231    $  613,435      $ 536,787     $(1,345,974)
                                       ==========    ==========      =========     ===========

Denominator:
     Denominator for basic
       earnings per share -
       weighted-average shares.......  13,247,716    12,919,832     13,217,488       12,758,851

Effect of dilutive securities:
     Employee stock options..........     365,906        964,783       499,667                                    --
     Warrants........................      47,859        526,274        86,447               --
                                      -----------    -----------    ----------     ------------

     Dilutive potential common
       shares........................     413,765     1,491,057        586,114               --
                                      -----------    -----------    ----------     ------------

      Denominator for diluted
        earnings per share -
        adjusted weighted -
        average shares and
        assumed conversions..........  13,661,481    14,410,889     13,803,602       12,758,851
                                       ==========   ===========   ============     ============

Basic earnings (loss) per share......$        .07   $       .05   $        .04     $       (.11)
                                       ==========   ===========   ============     ============

Diluted earnings (loss) per share....$        .07   $       .04   $        .04     $       (.11)
                                       ==========   ===========   ============     ============

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

         For the three months ended December 31, 1998 and 1997, total comprehensive income was $988,231 and $457,810, respectively. For the nine months ended December 31, 1998 and 1997, total comprehensive income was $536,787 and comprehensive losses were $1,439,724, respectively. On December 16, 1998, a gain on the sale of marketable securities of $43,489 was realized.

4.       CONTINGENCIES

         In August 1998, three former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled CULLEN, ET AL. V. WHITMAN EDUCATION GROUP, INC., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleged, among other things, certain state and federal statutory violations, breach of contract and fraud and sought to have the action certified as a class action encompassing certain students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. In January 1999, plaintiffs amended their complaint to expand the purported class to include students who attended the general ultrasound program at any of the 15 Ultrasound Diagnostic Schools and received federal financial aid during the alleged class period. A motion to dismiss by Whitman was denied on February 3, 1999 without prejudice to raising the same issues at a later stage of the litigation. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


5.       DISPOSITION OF HURON UNIVERSITY

         On February 3, 1999, Colorado Technical University, Inc., an indirect wholly-owned subsidiary of Whitman, entered into a Contribution Agreement pursuant to which the assets and certain liabilities of its Huron University campus in Huron, South Dakota will be transferred to Newco, Inc. a South
Dakota corporation formed by existing members of Huron University's management team. In connection with the transaction, Colorado Technical University will contribute the operating assets of Huron University and $500,000 to Newco, and Newco will issue Colorado Technical University, Inc. convertible preferred stock and assume the third party liabilities of Huron University. Under the terms of the proposed transaction, the preferred stock is convertible into common stock equal to 19.9% of the common equity of Newco. The preferred stock would have a liquidation preference equal to the net value of the assets and cash contributed by Colorado Technical University. Subject to the conversion right, the preferred stock would be redeemable by Huron University for up to 10 years following the transaction for an amount equal to the liquidation preference.

         Completion of the transaction is subject to various conditions, including the obtaining of adequate financing by the new ownership group, the obtaining of all necessary state and other governmental agency approvals, the attaining of independent accreditation of Huron University by the North Central Association of Colleges and Schools and Huron University independently qualifying for participation in federal Title IV student financial assistance programs administered by the United States Department of Education. Subject to the occurrence of these conditions, the parties will seek to close the transaction in the second half of calendar 1999. There can be no assurance, however, that any of the foregoing conditions will be satisfied. Accordingly, there can be no assurance that the proposed transaction will, in fact, be consummated.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 1998 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future operations. Investors are cautioned that forward looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary post-secondary educational institutions and risks relating to Whitman's ability to refinance or extend its revolving credit facility, which may cause Whitman's actual results, performance or achievements to differ materially from the forward looking statements made in the report or otherwise made by or on behalf of Whitman. Factors that may affect future results include the unanticipated operational impact of Year 2000 issues, the ultimate resolution of legal proceedings involving Whitman and certain economic, competitive, governmental and other factors discussed in this report and in Whitman's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                            ---------------------         -------------------
                                              1998         1997            1998         1997
                                             ------       ------          ------       ------
Net revenues.............................      100%        100%             100%         100%
                                               ----        ----             ----         ----

Costs and expenses:
   Instructional and educational support       64.7        65.2             65.8         68.1
   Selling and promotional...............      12.2        13.1             14.0         14.3
   General and administrative............      16.4        15.8             18.3         18.8
                                              -----       -----            -----        -----
Total costs and expenses.................      93.3        94.1             98.1        101.2
                                              -----       -----            -----        -----
Income (loss) from operations............       6.7         5.9              1.9         (1.2)
Other (income) expense:
   Interest expense......................       1.8         2.3              1.8          2.2
   Interest income.......................       (.3)        (.3)             (.3)         (.3)
                                            -------    --------          -------     --------
Income (loss) before income taxes........       5.2         3.9               .4         (3.1)
Income tax benefit ......................        --          --               .6           --
                                            -------    --------          -------     --------

Net income (loss)........................       5.2%        3.9%             1.0%         (3.1)%
                                            ========   =========         =======     =========

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

         Net revenues increased by $3.1 million or 19.4% to $19.0 million for the three months ended December 31, 1998 from $15.9 million for the three months ended December 31, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 16.2% overall with the University Degree Division experiencing a 29.0% increase and the Associate Degree Division experiencing an 8.7% increase.

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

         Instructional and educational support increased by $1.9 million or 18.6% to $12.3 million for the three months ended December 31, 1998 from $10.4 million for the three months ended December 31, 1997. The increase in instructional and educational support expenses was primarily due to the increase in direct costs necessary to support the increase in student population. The increase in these direct costs consisted primarily of increases in payroll and related benefits for faculty and staff, and an increase in occupancy costs primarily related to expanded facilities and upgraded equipment. As a percentage of net revenues, instructional and educational support expenses decreased to 64.7% for the three months ended December 31, 1998 as compared to 65.2% for the three months ended December 31, 1997 due to a greater rate of increase in net revenues than the rate of increase in such expenses necessary to support the increase in enrollment.

         Selling and promotional expenses increased by $0.2 million or 11.0% to $2.3 million for the three months ended December 31, 1998 from $2.1 million for the three months ended December 31, 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising expenses necessary to support the growth in student enrollments. As a percentage of net revenues, selling and promotional expenses decreased to 12.2% for the three months ended December 31, 1998, as compared to 13.1% for the three months ended December 31, 1997. This decrease was primarily due to a greater rate of increase in net revenues than the rate of increase in such expenses at the University Degree Division.

         General and administrative expenses increased by $0.6 million or 23.7% to $3.1 million for the three months ended December 31, 1998 from $2.5 million for the three months ended December 31, 1997. As a percentage of net revenues, general and administrative expenses were 16.4% and 15.8%, respectively, for the three months ended December 31, 1998 and December 31, 1997. The increases in general and administrative expenses were primarily due to an increase in administrative costs necessary to support the growth in student population and an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment.

         Whitman reported net income of $1.0 million for the three months ended December 31, 1998 as compared to net income of $0.6 million for the three months ended December 31, 1997. The increase in profitability was primarily due to an increase in operating income of $0.2 million from the Associate Degree Division and an increase of $0.2 million from the University Degree Division.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

         Net revenues increased by $9.2 million or 21.0% to $53.1 million for the nine months ended December 31, 1998 from $43.9 million for the nine months ended December 31, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 19.5% overall with the University Degree Division experiencing a 32.6% increase and the Associate Degree Division experiencing a 12.6% increase.

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

         Instructional and educational support increased by $5.0 million or 16.9% to $34.9 million for the nine months ended December 31, 1998 from $29.9 million for the nine months ended December 31, 1997. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty and staff resulting from the growth in student enrollments and an increase in occupancy costs resulting from the upgrade of equipment and expansion of facilities at the Associate Degree Division. As a percentage of net revenues, instructional and educational support expenses decreased to 65.8% for the nine months ended December 31, 1998 as compared to 68.1% for the nine months ended December 31, 1997 due to a greater rate of increase in net revenues than the rate of increase in such expenses necessary to support the increase in enrollment.

         Selling and promotional expenses increased by $1.1 million or 18.1% to $7.4 million for the nine months ended December 31, 1998 from $6.3 million for the nine months ended December 31, 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising expenses necessary to support the growth in student enrollments. As a percentage of net revenues, selling and promotional expenses were 14.0% and 14.3%, respectively, for the nine months ended December 31, 1998 and December 31, 1997.

         General and administrative expenses increased by $1.5 million or 17.9% to $9.7 million for the nine months ended December 31, 1998 from $8.2 million for the nine months ended December 31, 1997. The increase in general and administrative expenses was primarily due to an increase in administrative costs necessary to support the growth in student enrollments and an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment. As a percentage of net revenues, general and administrative expenses were 18.3% and 18.8%, respectively, for the nine months ended December 31, 1998 and December 31, 1997.

         Whitman reported net income of $0.5 million and a net loss of $1.3 million for the nine months ended December 31, 1998 and 1997, respectively. The improvement to profitability was primarily due to an increase in operating income of $1.9 million from the Associate Degree Division.

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

         The operating results of Huron University are significantly affected by seasonality. As a more traditional university, Huron University experiences a significant decline in revenues during the late spring and summer. This seasonal impact was compounded in the first and second quarters of the current fiscal year as a result of increased operating expenses at Huron University as compared to the same quarters one year ago. Operating expenses at Huron University increased during the third quarter of fiscal 1998 due to an increase in payroll expenses for faculty and staff to improve the academic programs and to support increased enrollment. The decline in net revenues at Huron University combined with the increased level of operating expenses, which remained relatively constant in the first and second quarters as compared to the third quarter of the last fiscal year, resulted in operating losses of $0.4 million and $2.0 million, respectively, for the three and nine months ended December 31, 1998 as compared to operating losses of $0.3 million and $1.0 million, respectively, for the three and nine months ended December 31, 1997.


YEAR 2000 ISSUE

         Whitman has implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. Whitman is also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. Whitman has substantially completed an assessment of its computer systems and believes that with the modifications made to existing software and the conversions made to new software, the Year 2000 issue will not pose significant operational problems to its information systems. Whitman expects to complete testing of the Year 2000 issues by mid-year 1999, which is prior to any anticipated impact on Whitman's operating systems.

         Whitman is highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the United States Department of Education's computer systems. According to the United States Department of Education, their systems should be brought into certifiable compliance in early 1999. However, Whitman is not able to reliably assess their progress to date, and any problems in the United States Department of Education's systems could result in interruption of funding for Whitman's students. Any prolonged interruption would have a material adverse impact on Whitman's business, results of operations, liquidity and financial condition.

         Based on the assessment performed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on Whitman's financial position, results of operations or cash flows in future periods. While Whitman believes its process is designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that Whitman's efforts or those of third parties with whom Whitman interacts, will not be successful or satisfactorily completed in a timely fashion.

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


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at December 31, 1998 and March 31, 1998 were $2.0 million and $3.4 million, respectively. The decrease in cash and cash equivalents was primarily due to the net repayment of debt of $5.1 million and the purchase of property and equipment of $1.9 million, offset by net cash provided by operating activities of $5.3 million for the nine months ended December 31, 1998. Whitman's working capital totalled $3.8 million at December 31, 1998 and $8.0 million at March 31, 1998.

         Net cash of $5.3 million was provided by operating activities for the nine months ended December 31, 1998 compared to net cash used in operating activities of $0.5 million for the nine months ended December 31, 1997. The increase of $5.8 million was primarily due to an increase in net income of $1.9 million and an increase in accounts payable and accrued expenses due to the timing of payments.

         Net cash of $1.7 million and $3.3 million was used for investing activities for the nine months ended December 31, 1998 and 1997, respectively. The decrease of $1.6 million was primarily due to a reduction in net cash used for capital expenditures.

         Net cash of $5.0 million was used in financing activities for the nine months ended December 31, 1998, compared to net cash of $1.2 million provided by financing activities for the nine months ended December 31, 1997. The increase in cash used in financing activities was due to an increase of $5.1 million in net payments on long-term borrowings.

         Whitman has a revolving credit facility that matures in April 1999 in the amount of $7.5 million. At December 31, 1998, Whitman had $5.3 million outstanding and $1.7 million available under this facility. Borrowings under this facility decreased by $2.0 million from the amounts outstanding at March 31, 1998. The amounts borrowed under the working capital facility for the nine months ended December 31, 1998 were primarily used for operations, repayment of debt and capital expenditures. Whitman intends to refinance or extend its revolving credit facility on a long-term basis in fiscal 1999 under similar terms and conditions. Whitman believes that with its working capital, its cash flow from operations, its revolving credit facility and its expected increased financings under capital lease obligations to fund capital expenditures, it will have adequate resources to meet its anticipated operating requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         In August 1998, three former students of the diagnostic medical ultrasound program of the Philadelphia Ultrasound Diagnostic School filed a lawsuit against Whitman, Ultrasound Technical Services, Inc., a subsidiary of Whitman that owns and operates the Ultrasound Diagnostic Schools, certain current and former officers, directors and employees of Whitman and a former consultant, styled CULLEN, ET AL. V. WHITMAN EDUCATION GROUP, INC., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleged, among other things, certain state and federal statutory violations, breach of contract and fraud and sought to have the action certified as a class action encompassing certain students from both the Philadelphia and Pittsburgh Ultrasound Diagnostic Schools. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. In January 1999, plaintiffs amended their complaint to expand the purported class to include students who attended the general ultrasound program at any of the 15 Ultrasound Diagnostic Schools and received federal financial aid during the alleged class period. A motion to dismiss by Whitman was denied on February 3, 1999 without prejudice to raising the same issues at a later stage of the litigation. Whitman believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on Whitman's financial position and results of operations.


ITEM 5.  OTHER INFORMATION

         On November 10, 1998, Colorado Technical University, Inc., an indirect wholly-owned subsidiary of Whitman announced its intention to sell Huron University. On February 3, 1999, Colorado Technical University, Inc. entered into a definitive Contribution Agreement to accomplish the sale. Completion of the transaction is subject to various conditions, including among others, the independent eligibility of Huron University to participate in federal financial aid programs and the separate accreditation of Huron University by the North Central Association of Colleges and Schools. Accordingly, there can be no assurance that the proposed transaction will, in fact, be consummated. For a more detailed summary of the proposed transaction, see Note 5 to Condensed Consolidated Financial Statements contained in Item 1 herein.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1     Contribution Agreement *

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  Whitman filed a report on Form 8-K on November 10, 1998 relating to the execution of a letter of intent to sell its Huron University campus in Huron, South Dakota.

---------------------------

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

                      WHITMAN EDUCATION GROUP, INC.
                      (Registrant)


                      By:      /s/ FERNANDO L. FERNANDEZ
                               -------------------------------------
                               Fernando L. Fernandez
                               Vice President - Finance, Chief Financial Officer and Treasurer

Date:    February 9, 1999

                                 EXHIBIT INDEX

EXHIBIT                DESCRIPTION
-------                -----------

 10.1     Contribution Agreement

 27       Financial Data Schedule