Form 10-K
period 1999-03-31
WHITMAN EDUCATION GROUP INC
filed 1999-06-15
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 1999          COMMISSION FILE NUMBER 1-13722

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 1, 1999, there were 13,431,550 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 1999 was approximately $46,220,440.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of our Definitive Proxy Statement for our 1999 Annual Meeting of Stockholders scheduled to be held August 6, 1999 are incorporated by reference into Part III of this Report.

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1.    Business.......................................... .......          3

Item 2.    Properties......... ......................................         22
Item 3.    Legal proceedings.........................................         23
Item 4.    Submission of matters to a vote of security holders.......         23
           Executive Officers of the Registrant......................         23

                                     PART II

Item  5.   Market for registrant's common equity and related
           stockholder matters.......................................         25

Item 6.    Selected financial data...................................         26


Item 7.    Management's discussion and analysis of financial condition
           and results of operations.................................         27

Item 7A.   Quantitative and qualitative disclosures about
           market risk...............................................         33

Item 8.    Financial statements and supplementary data...............         33


Item 9.    Changes in and disagreements with accountants on
           accounting and financial disclosure.......................         33

                                    PART III

Item 10.   Directors and executive officers of the registrant........         33

Item 11.   Executive compensation....................................         33

Item 12.   Security ownership of certain beneficial owners
           and management............................................         34

Item 13.   Certain relationships and related transactions............         34

                                     PART IV

Item 14.   Exhibits, financial statement schedules, and reports
           on Form 8-K...............................................         34

                                     PART I

Item 1. Business

     You are cautioned that the following text concerning our business should be read in conjunction with the "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 and that certain statements made in this Item 1 are qualified by the risk factors set forth in that section. Please keep in mind while reading this report that:

     -"We," "Us" or "Whitman" Refers to Whitman  Education  Group,  Inc. and Its
      Subsidiaries.

     -"Colorado  Tech"  refers  to the  three  campuses  of  Colorado  Technical
      University, and except where otherwise noted, also includes its Huron University campus.

     -"Sanford-Brown" refers collectively to our five Sanford-Brown College campuses.

     -"UDS" refers collectively to the fifteen Ultrasound Diagnostic Schools.


GENERAL

     We are a proprietary provider of career-oriented postsecondary education. Through three wholly- owned subsidiaries, we currently operate 24 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 8,000 students.

     We are organized into a University Degree Division and an Associate Degree Division through which we offer education programs. The University Degree Division primarily offers doctorate, master's and bachelor's degrees through Colorado Tech. The Associate Degree Division offers associate's degrees and diplomas or certificates through Sanford-Brown and UDS.

     Our students are predominantly adults, generally between the ages of 24 and 35, who commute to our schools and require limited ancillary student services. The students are seeking to acquire basic knowledge and skills necessary for entry-level employment in technical careers or to acquire new or additional skills to either change careers or advance in their current careers.

     Our executive offices are located at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, and our telephone number is (305) 575-6510.


BACKGROUND

     We were originally incorporated in New Jersey in 1979. In 1983, we acquired two UDS schools in New York which offered non-degree programs only in diagnostic medical ultrasound. Enrollment in the two schools was less than 50 students. Over the next nine years, we opened eight additional UDS schools and increased our total enrollment to approximately 400 students.

     In 1992, Dr. Phillip Frost invested in Whitman and became our Chairman. At the time of his investment, we had revenues of approximately $3.8 million from UDS operations, and total enrollment at the ten existing UDS schools was approximately 675. We continued to expand UDS by adding five additional locations by 1994, for a total of 15 locations.

     In 1994, we began to expand the scope of our business to offer a broader range of certificate programs in our UDS schools. Beginning in late 1994, we began offering cardiovascular technology and medical assisting programs in our UDS schools. In addition, in 1994 we began to evaluate acquisition candidates that would permit us to offer a broader range of career-oriented programs, including degree-based programs.

     In December 1994, we acquired Sanford-Brown, a nationally-accredited college founded in 1868, which offers associate degree programs in business, computer technology and healthcare. With three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois, Sanford-Brown added approximately 1,500 students to our enrollment. Sanford-Brown, together with UDS, created a network of 20 schools offering both associate's degrees and non-degree programs in information technology, healthcare and business. These 20 schools comprise our Associate Degree Division.

     In March 1996, we further broadened our degree program offerings by acquiring Colorado Tech in Colorado Springs, Colorado. Founded in 1965, Colorado Tech is a regionally-accredited institution offering doctorate, master and bachelor degrees in various information technology and business fields. Through the acquisition of Colorado Tech, we realized one of our goals of offering a full range of degree programs. The maturity of Colorado Tech and the quality of its programs also created the opportunity for us to expand by replicating the Colorado Tech model either in new locations or through the conversion of acquired institutions. Colorado Tech is the foundation of our University Degree Division.

     Colorado Tech began an expansion program in late 1996. In October 1996, Colorado Tech opened its second campus in Denver, Colorado; and in December 1996, Colorado Tech expanded its educational content and geographic scope through the acquisition of two campuses of Huron University in Huron and Sioux Falls, South Dakota. Huron University, which was founded in 1883, offered an MBA program as well as bachelor degree programs in healthcare, business, computer technology and education. After the acquisition of Huron University, the Sioux Falls campus was converted into an additional location of Colorado Tech because both the Sioux Falls campus and Colorado Tech principally serve the adult learner - generally, working adults seeking to advance in an existing career. In addition, Huron University's MBA program was installed at the other Colorado Tech campuses. Huron University's Huron campus, however, principally directs its efforts to serving more traditional students, younger adults pursuing degree-based higher education upon graduation from high school.

     In order to sharpen our strategic focus, we have decided to divest our Huron University campus and focus our efforts on adult learners. Although the curricula is career-oriented at Huron University, there are fundamental differences in a campus serving working adults and a campus serving more traditional  students.  Accordingly,  in  February,  1999,  we  entered  into an agreement whereby the business operations of Huron University will be transferred to a new ownership group to be formed by the current chancellor of Huron University, who will remain with Huron University as its president once the transaction has been completed.

     Completion of the transaction is subject to various conditions, including the obtaining of adequate financing by the new owners, the obtaining of all necessary state and other governmental agency approvals, the attaining of independent accreditation of Huron University and Huron University independently qualifying for participation in federal Title IV student financial assistance programs administered by the United States Department of Education. We anticipate that these conditions will be fulfilled sometime in the second half of calendar 1999 after which we will close the transaction, although there can be no assurance that the transaction will be consummated.

     In connection with the expansion of programs and locations and the acquisition of new schools, we have continually focused on strengthening our management and improving our facilities to foster effective oversight of our operations. In March 1996, we relocated our headquarters from New Jersey to Miami, Florida. In addition, through both recruitment and acquisition over the past several years, we established an entirely new executive management team and have broadened and upgraded our middle management team by adding individuals with broad experience in proprietary education. We have also expanded the breadth and depth of our Board of Directors to provide a diverse base of knowledge and skills in education, regulated industry, mergers and acquisitions, and business generally, particularly high-growth businesses.

     In 1997, we reincorporated in the State of Florida, where we maintain our corporate headquarters.

THE POSTSECONDARY EDUCATION MARKET

     The postsecondary education market is estimated to exceed $210 billion annually, with more than 14 million students enrolled in over 6,000 single and multi-location institutions nationwide. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 1.5 million students to over 16 million students by the year 2005. Further, of the Title IV financial aid eligible institutions, approximately 3,000 are for-profit, with approximately 500 of those offering associate's degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall market.

     Additionally, we believe that the market for entry-level associate's degrees is enhanced by the increasing number of new high school graduates, projected to increase from 2.5 million in 1994 to 3.1 million in 2004. It is further enhanced by an increase in the percentage of recent high school graduates  who  continue  their  education  after  graduation.  According to the
National Center For Education Statistics, this percentage increased from approximately 57% in 1987 to 67% in 1997. In addition, the number of adult learners is increasing. Adults over the age of 24 constitute the largest group of students measured by age category. The United States Department of Education estimates that by the year 2001 approximately 6.6 million or 42% of the students attending postsecondary institutions will be adults over the age of 24.

     Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, it is projected that in the year 2000, 85% of jobs will require education or training beyond high school. This shift is reflected by and further driven by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1995, a full- time male worker with an associate degree earned an average of 37% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of 72% more per year than a comparable worker with only a high school diploma.

     Based on these trends, we are focusing our efforts in serving two distinct groups of postsecondary students: those seeking to rapidly enter new careers or change careers and those seeking to advance in existing careers. Our Associate Degree Division focuses principally on the former market segment and our University Degree Division focuses principally on the latter market segment. We believe that by organizing our business into two divisions, we will be able to better capitalize on opportunities in both of these market segments.


BUSINESS STRATEGY

     We intend to capitalize on what we believe are favorable trends in the postsecondary education market by focusing on career-oriented education programs designed primarily for adult learners seeking to acquire basic knowledge and skills necessary for entry-level employment in new careers or advance in their current careers. Having established a broad base of educational content offered in a broad range of degree (associate's, bachelor's, master's and doctorate) and non-degree programs, we believe we are well-positioned to focus our efforts on further internal growth.

     In the short term, we believe that our best opportunity for achieving growth will come from the integration of existing operations with the basic objectives of increasing revenues at existing schools and improving overall operating efficiencies at each school and within our operations as a whole. To accomplish our goal of increasing revenues from our existing schools, we intend to increase enrollment by adding curricula at our existing locations and by improving our marketing efforts. We also intend to expand our educational programs. The expansion of educational programs will include the elevation of certain certificate and diploma programs to associate degree programs as well as the development of new curricula. We also intend to develop and offer continuing education programs and corporate training programs for which our curricula is well-suited and can be customized on a cost-effective basis.

     While we will continue to strive for increased revenues and enhanced operating efficiencies from our current operations in the short term, in the intermediate and longer term, we will seek to expand our network of campuses by opening new campuses. We may establish new locations where we believe the population of working adults, the local employment market, the availability of management talent and demographic trends will permit us to successfully replicate our operational model. Establishment of new locations will be subject to our ability to comply with or satisfy applicable regulatory requirements of the United States Department of Education and state licensing and accreditation requirements. We may also augment our expansion through selective strategic acquisitions where an acquisition is a more feasible alternative both financially and operationally.


OPERATING STRUCTURE

     We operate as two divisions: the University Degree Division and the Associate Degree Division. Each division focuses on a different segment of the postsecondary career education market. Our corporate office provides various centralized administrative services to each of our divisions and has a management structure which develops and implements corporate policies and procedures within each division. Each division has campus managers who oversee the daily operations of their campuses and district directors who oversee multiple campus locations. We believe that this management structure allows local school management to develop valuable local market experience and community and employer relationships that are vital to the adult career education market, while still realizing the economies of scale and degree of control associated with centralization.

     The University Degree Division is currently comprised of Colorado Tech, a regionally-accredited institution. Huron University is an additional location of Colorado Tech. Students attending the three principal Colorado Tech campuses are typically working adults seeking to advance in their current careers. Huron University, being a more traditional institution, primarily serves the traditional student attending college immediately following high school. Colorado Tech offers various bachelor's degrees in computer science, management, engineering and education; master's degrees in computer science, computer engineering, electrical engineering, management and business administration; and doctorate degrees in computer science and management. We believe that flexible course structures, class schedules designed for the working adult, and the introduction of local-campus doctorate programs have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets and have established a successful, replicable model for growth and expansion into new markets. Huron University is a more traditional residential based university. The sale of this campus is pending.

     The Associate Degree Division focuses on the adult learner who desires to rapidly change careers or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford- Brown and UDS, which provide adult students with associate's degrees and professional certificate programs primarily in the areas of healthcare, computer technology and business. Sanford-Brown is a nationally- accredited institution that provides various associate's degrees in computer technology, business, and various allied health fields and similar professional certificate programs. UDS is also nationally accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology, medical assisting and surgical technology. We anticipate offering a new program, Health Information Specialist, at selected campuses this fiscal year.

EDUCATIONAL PROGRAMS

     We offer a range of career-oriented educational programs, substantially all of which are in the areas of computer and electronic technology, healthcare and business. We offer various concentrations in these programs at the associate's, bachelor's, master's and doctorate levels as well as the professional diploma and certificate levels. Our programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Each institution maintains curriculum action groups, comprised of faculty, campus program directors and corporate curriculum specialists, that periodically review and revise curricula as a result of feedback from students, local advisory boards comprised of professionals in career fields related to the programs and local employers.

     Our educational programs, by degree level, are set forth below:



              UNIVERSITY DEGREE DIVISION                                          ASSOCIATE DEGREE DIVISION
-------------------------------------------------------             -----------------------------------------------------------
COLORADO TECHNICAL UNIVERSITY      HURON UNIVERSITY 1               SANFORD-BROWN COLLEGE          ULTRASOUND DIAGNOSTIC SCHOOL

DOCTORATE PROGRAMS                 MASTER DEGREE PROGRAM                ASSOCIATE DEGREE              SPECIALIZED ASSOCIATE
Computer Science                   Business Administration                  PROGRAMS                     DEGREE PROGRAMS
Management                                                           Computer Information Systems       (Florida campuses only)
                                   BACHELOR DEGREE                   Network Administration           Diagnostic Medical Ultrasound
MASTER DEGREE PROGRAMS             PROGRAMS                          Interactive Multimedia           Non-Invasive Cardiovascular
Computer Science                   Computer Science                  Physical Therapy Assistant        Technology
Computer Engineering               Management Information Systems    Occupational Therapy Assistant
Electrical Engineering             Financial Management              Respiratory Therapy
Management                         Management                        Radiography                        PROFESSIONAL DIPLOMA
Business Administration            Managerial Accounting             Nursing                                  PROGRAMS
                                   Teacher Education                 Medical Assistant                Diagnostic Medical Ultrasound
   BACHELOR DEGREE                 Nursing                           Accounting/Business Management   Non-Invasive Cardiovascular
      PROGRAMS                     Criminal Justice                  Office Administration             Technology
Computer Engineering               Athletic Training                 Paralegal Studies                Medical Assistant
Computer Science                                                     Computer Programming             Surgical Technology
Information Technology             ASSOCIATE DEGREE
Management Information Systems     PROGRAMS                             PROFESSIONAL DIPLOMA
Telecommunication Electronics      Management Information Systems            PROGRAMS
  Technology                       Business Management               Computer Applications
Electrical Engineering             Accounting                        Computer Programming
Electronic Engineering Technology  Nursing                           Network Administration
Management                         Criminal Justice                  Interactive Multimedia
Criminal Justice                                                     Practical Nursing
                                                                     Medical Assistant
                                                                     Respiratory Therapy
  ASSOCIATE DEGREE                                                   Accounting
      PROGRAM                                                        Administrative Office Assistant
Information Technology
Electronics Technology
Business Management
Accounting
Medical Assisting
Criminal Justice

-------------------

     1    A campus of Colorado Technical University

     The following table provides information as of May 15, 1999 regarding the programs offered by each of our schools:


                                                                     LENGTH OF
                                TYPE OF    NUMBER OF    NUMBER OF     PROGRAM
        SCHOOL                  PROGRAM    LOCATIONS     STUDENTS   (IN MONTHS1)
        ------                  -------    ---------    ----------  ------------

UNIVERSITY DEGREE DIVISION
--------------------------
Colorado Technical University   Doctoral         2             86           36
                                Master           3            639        21-25
                                Bachelor         3          1,394           36
                                Associate        3            197           18
                                Non-degree       3            185       Varies

         School total                                       2,501
                                                           ======

Huron University                Master           1             23           21
                                Bachelor         1            418           48
                                Associate        1             48           24
                                Non-degree       1             20       Varies

         School total                                         509
                                                           ======

Associate Degree Division

Sanford-Brown College           Associate        4          1,021        14-18
                                Non-degree       5            477        11-14

         School Total                                       1,498
                                                           ======


Ultrasound Diagnostic School    Non-degree      15          3,320         9-18
                                Specialized
                                    Associate    3            278         9-18
                                                           ------

         School Total                                       3,598
                                                           ======

         Total                                              8,106
                                                           ======

     Tuition  and fees for our  programs  vary  depending  on the  nature of the program and the location of the school.  Based on rates to be implemented during
the   current   fiscal    year,    tuition   and   fees   for   the  non- degree
programs in the Associate  Degree   Division   range from approximately   $9,000
for the nine-month medical assistant program  offered   by  UDS to approximately
$22,500 for the longest associate  degree  programs   offered by  Sanford-Brown.
At   Colorado   Tech,   tuition   and   fees  range  from  approximately $31,000
-------------------

     1 At Colorado Tech, the working adult student typically do not attend their program on a full-time basis. Therefore, it generally takes longer than the stated program length to complete the program.

to $33,000 for the bachelor's degree programs, $13,500 to $19,000 for the master's program and approximately $35,000 for the doctorate program.

     Academic schedules are designed to meet the needs of the adult student. UDS offers all three of its programs during the day or evening and classes begin generally every five weeks. Sanford-Brown's programs begin quarterly and are offered both during the day and evening. Degree programs at Colorado Tech's Colorado Springs, Denver and Sioux Falls campuses are offered principally in the evening to accommodate the Colorado Tech student who is typically a working adult. Classes at Huron are offered principally during the day to meet the demands of the more traditional student.


STUDENT RECRUITMENT

     We utilize a wide array of advertising and marketing strategies to attract students to our schools, including various combinations of newspaper, radio, direct contact with human resources departments of various corporations, television and direct mail. We market each of our schools on a local basis, and draw the vast majority of our students from the local areas surrounding each school. We measure the effectiveness of our marketing efforts by tracking the enrollment rates and costs associated with each form of marketing. Typically, approximately 25% of our schools' new enrollment is generated by referrals from graduates or current students with the remainder resulting from advertising efforts.


STUDENT ADMISSIONS

     Each school employs several admissions representatives who interview and enroll students on-site and a variety of support personnel to assist students in the admissions process. Each of our schools has admission requirements designed to ensure that entering students have the educational and work experience, personal circumstances and the ability necessary to successfully complete their program of study. Admission requirements differ from program to program and school to school, but at a minimum, each applicant must be a high school graduate or possess the recognized equivalent credential, perform successfully on a personal interview, and in most cases, perform adequately on an entrance examination. The admissions process is monitored by a director of admissions in each location, and periodically reviewed for compliance by corporate personnel.


GRADUATE CAREER SERVICES

     Each of our schools operates a career services department that provides career development services to current students and alumni. These services include various combinations of seminars/courses covering interviewing skills, resume preparation and enhancement, job search skills, and career planning advice. In addition, the career services departments of the various schools make contact with potential employers on behalf of the schools and individual graduates, schedule interviews, attempt to obtain feedback regarding graduate performance on interviews and on the job, and provide on-going re-placement assistance to graduates.

COMPETITION

     The postsecondary school industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of our schools has various competitors, including public and private colleges and other proprietary institutions. In addition, in almost all of the geographic areas in which UDS campuses are located, hospitals also operate programs to train medical sonographers. Generally, however, hospitals operate these programs for their own staffing requirements only.

     Competition is typically based on the nature and quality of the programs offered, flexibility of class scheduling, service to the student customers and employability of graduates. Certain public and private colleges may offer programs similar to ours at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions and other financial resources not available to proprietary institutions. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools.


SUPERVISION AND REGULATION

     GENERAL. Each of our schools is subject to regulation by: (i) the state in which it operates; (ii) its accrediting body; and (iii) the United States Department of Education because they are certified to participate in federal financial aid programs ("Title IV Programs") authorized under the Higher
Education Act of 1965, as amended. The loss of authorization to operate in states in which we currently operate, the withdrawal of accreditation from our schools, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect.

     STATE AUTHORIZATION. Except for South Dakota which no longer regulates educational institutions, we are required to have authorization to operate in each state where we physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Generally, the addition of a program or the addition of a new location must be included in the institution's accreditation and/or be approved by the appropriate state authorization agency. Our schools are currently authorized to operate in all states in which they have physical locations and such authorization is required. State authorization is required for an institution to become and remain eligible to participate in Title IV Programs.

     ACCREDITATION. Accreditation is a non-governmental process through which an institution submits itself to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to geographic location; (ii) regional accrediting agencies, which primarily accredit institutions based within their geographic areas; and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by institutions. Accreditation serves as: the basis for the recognition and acceptance by employers, other higher education institutions and governmental entities of degrees and credits earned by our students; one of the qualifications to participate in Title IV Programs; and the qualification for authorization to operate in certain states. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as validation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

     Pursuant to provisions of the Higher Education Act, the Department of Education relies on accrediting agencies and state licensing bodies to determine whether institutions' educational programs qualify them to participate in the Title IV Programs. The Higher Education Act requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the Department of Education as a condition of its continued recognition. Accrediting agencies that meet the Department of Education standards are recognized as reliable arbiters of educational quality. As required under the Title IV Program rules, each of our schools is accredited by an accrediting body recognized by the Department of Education.

     The Higher Education Act requires accrediting agencies recognized by the Department of Education to review many aspects of an institution's operations to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the Higher Education Act, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education.

     If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in a specific area. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new location.

     FEDERAL FINANCIAL AID PROGRAMS. We derive a majority of our revenue from students who participate in Title IV Programs under the Higher Education Act, and the regulations promulgated thereunder by the Department of Education. The potential loss of student financial aid due to our failure to comply with a requirement of the regulations would have a material adverse effect.

     A brief description of these programs follows:

          FEDERAL PELL GRANT ("PELL"). Federal Pell Grants are a primary component of the Title IV Programs under which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit. For the 1998-99 award year, Pell Grants range from $400 to $3,000 per year.

          FEDERAL SUPPLEMENTAL EDUCATIONAL OPPORTUNITY GRANT ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards generally range in amount from $100 to $4,000 per year; however the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 1997-98 award year, our required 25% institutional match was approximately $14,050.

          FEDERAL FAMILY EDUCATION LOAN PROGRAM ("FFEL"). The FFEL program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student.

          FEDERAL PERKINS LOAN PROGRAM ("PERKINS"). Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the Department of Education. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to students currently enrolled. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program.

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

     FEDERAL OVERSIGHT OF TITLE IV PROGRAMS. In order to participate in Title IV Programs, we must comply with complex standards set forth in the Higher Education Act and the regulations including the demonstration of "financial responsibility" and the "administrative capability" to handle and disburse Title IV funds. Compliance with such standards is subject to periodic reviews by the Department of Education and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Title IV Programs are subject to disallowance and repayment if such reviews result in adverse findings and if such findings are sustained after an institution has exhausted its right to appeal. We believe that our institutions are in substantial compliance with the Higher Education Act and the regulations. We cannot, however, predict with certainty how all of the Higher Education Act provisions and the regulations will be applied. As described below, our violation of the Title IV Program requirements could have a material adverse effect on our financial condition or results of operations. In addition, it is possible that the Higher Education Act and the regulations may be applied in a way that could hinder our operations or expansion plans.

     ELIGIBILITY AND CERTIFICATION PROCEDURES. The Higher Education Act and its implementing regulations require each institution to apply to the
Department   of   Education   for   continued  eligibility  and certification to
participate in the Title IV Programs at least every five years, or when it undergoes a change of control, opens an additional location or raises the highest academic credential it offers.

     PROVISIONAL CERTIFICATION. An institution may be placed on provisional certification status for a period not to exceed three years, if the Department of Education finds that the institution does not fully satisfy all of its eligibility and certification standards. Provisional certification differs from full certification in that a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school. Further, the Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV
Programs. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the Department of Education may renew the institution's provisional certification. Further, any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution will be required to reapply for continued eligibility.


LEGISLATIVE ACTION

     Political and budgetary concerns significantly affect the Title IV Programs. Congress must re- authorize the Higher Education Act approximately every six years. The most recent re-authorization in 1998 re-authorized the Higher Education Act through September 30, 2004. Congress re-authorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 re-authorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition. Changes made by the 1998 re-authorization of the Higher Education Act include:

     - expanding the adverse effects on schools of high student loan default rates,

     - increasing from 85% to 90% the limit of the proprietary school's revenue that may be derived each year from Title IV Programs,

     - revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school,

     - giving  the   Department   of  Education   flexibility   to  continue  an
       institution's  Title  IV  participation   without  interruption  in  some
       circumstances following a change of ownership or control,

     - changing the formula for calculating the interest rate on FFEL loans and

     - modifying the definition of default from 180 days to 270 days past due for loans payable in monthly installments.

     In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in the annual appropriation bills and in other laws it enacts between re-authorizations of the Higher Education Act. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

     THE 90/10 RULE. The Higher Education Act requires that an annual calculation be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible programs. Under this rule, a proprietary school will be ineligible to participate in Title IV Programs if, under a modified cash basis of accounting, more than 90% (for fiscal years ending on or after October 1, 1998, and 85% for fiscal years ending before that date) of revenues from its Title IV eligible programs for the prior fiscal year, were derived from Title IV Program funds. If a school were to fail the 90/10 rule fo r a particular fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our schools violated the 90/10 rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution.

     The Office of the Inspector General ("OIG") of the Department of Education is currently conducting an audit of the SBC campus in Granite City, Illinois for the fiscal year ended March 31, 1998. Although this audit has not yet been completed and no audit report has been issued, the OIG representatives have questioned the Granite City campus' inclusion of institutional scholarships as
non-Title IV  funds in    determining  compliance  with the 85/15 rule. We have
responded to the OIG.   Although we believe that the Granite City campus was in
compliance with the 85/15 rule and that the OIG audit will be resolved without any material adverse effect, as with any such audit, no assurance can be given as to the final outcome since matters are not yet resolved.

     ADMINISTRATIVE CAPABILITY. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV Programs. The Department of Education has issued regulations that require each institution to satisfy a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in Title IV Programs or must be placed on provisional certification status as a condition of such continued participation.

      Under regulations issued by the Department of Education in 1996, as of January 1, 1998, each institution must utilize certain electronic processes provided by the Department of Education in order to be considered
administratively   capable.   Our  institutions   fully  comply  with  this  new
requirement.

     INCENTIVE COMPENSATION. An additional standard in the Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Department of Education has provided only limited guidance respecting compliance with this requirement. Our employees involved in student recruitment, admissions or financial aid receive a salary and participate in a bonus plan available to all employees. Based on written guidance from the Department of Education, we believe that our method of compensating these employees complies with the requirements of the Higher Education Act. The regulations do not, however, establish clear standards for compliance, and there can be no assurance that the Department of Education will interpret its regulations in the same manner as we have.

     STANDARDS OF FINANCIAL RESPONSIBILITY. Each eligible institution (except for state-owned institutions) must satisfy certain standards of financial responsibility to continue to participate in Title IV Programs. To be considered financially responsible under the regulations, an institution must, among other things, (i) have sufficient cash reserves to make required refunds; (ii) be current in its debt payments; (iii) be meeting all of its financial obligations; and (iv) meet prescribed financial standards. For purposes of these standards, Sanford-Brown and Colorado Tech have historically been evaluated as distinct entities, while the Department of Education has evaluated UDS on the basis of the financial performance of Whitman as a whole. However, the regulations allow the Department of Education to evaluate an institution based on its own financial condition or that of its corporate parent and there can be no assurance that the method by which the Department of Education evaluates our schools will not change in the future.

     In November 1997, the Department of Education revised the applicable standards of financial responsibility. However, the new regulations provide a transition year alternative for fiscal years beginning after July 1, 1997 and prior to June 30, 1998. In its transition year, an institution can elect to be evaluated under either the old or new standards of financial responsibility. Our transition year is our 1999 fiscal year covered by this Report. The new standards will become absolutely applicable to our financial statements in our next fiscal year, ending March 31, 2000. We believe we currently meet both the old and new standards of financial responsibility.

     To be considered financially responsible under the new regulations, an institution must achieve a composite score of at least 1.5 based on the institution's Equity, Primary Reserve and Net Income ratios, as calculated on the basis of the institution's annual audited financial statements. The Equity Ratio measures capital resources, ability to borrow and financial viability. The Primary Reserve Ratio measures an institution's ability to support current operations from expendable resources. The Net Income Ratio measures an institution's ability to operate profitably.

     Once these ratios are computed on the basis of an institutions annual audited financial statements, they are adjusted by strength factors, weighted and added to create the composite score which may range from negative one to three. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If the institution's composite score is more than 1.0 and less than 1.5, the institution may continue to participate in Title IV Programs, even though it is deemed not to be financially responsible, for a period of no more than three years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in Title IV Programs on this basis must participate in the Title IV Programs on the reimbursement or cash monitoring method of payment under which an institution must disburse its own funds to students before receiving Title IV Program funds and must provide the Department of Education with timely information with respect to certain matters and financial events. The Department of Education may also request from such institutions additional information about their current operations and/or future plans. If an institution achieves a composite score of 1.0 or below, the institution may establish financial responsibility by posting an irrevocable letter of credit in favor of the Department of Education in an amount equal to not less than one-half the Title IV Program funds received by students enrolled at such institution during the prior fiscal year.

     Under the new standards, our composite score on a consolidated basis (as historically applied to UDS) is 2.2. Colorado Tech's composite score is 2.6 and Sanford-Brown's composite score is 2.7. While we will constantly evaluate and attempt to improve our composite score prior to March 31, 2000, there can be no assurance that all of our institutions will meet the minimum composite score of 1.5 at March 31, 2000 and therefore avoid the heightened monitoring by the Department of Education or the requirement to submit a letter of credit as described above.

     Even if an institution achieved a composite score of at least 1.5, however, it may be deemed to lack financially responsibility if (i) the institution's audit report contains an adverse, qualified or disclaimed opinion, (ii) the institution's participation in Title IV Programs has been limited, suspended or terminated in the past five years, (iii) in the past two years, as the result of a finding in its compliance audit or in a program review by the Department of Education, the institution was required to repay an amount greater than 5% of the funds the institution received under Title IV in the year covered by the audit or program review, (iv) the institution has failed in the past five years to timely submit compliance and financial statement audits, or
(v) the institution failed to resolve satisfactorily any compliance problems identified in audit or program reviews. The institution may also be deemed to be not financially responsible if certain controlling persons owe, or are associated with another institution that owes, Title IV liabilities to the Department of Education.

     Under the old regulations, the three principal numeric standards of financial responsibility are: profitability, the acid test ratio and tangible net worth.

     PROFITABILITY. A school may not have net operating losses, as defined by the regulations, in either or both of its two most recent fiscal years that in sum result in a decrease in tangible net worth in excess of ten percent of the school's tangible net worth at the beginning of the two-year period. We were profitable in both fiscal 1998 and fiscal 1999 and therefore meet this standard.

     ACID TEST RATIO. A school must maintain a ratio of cash, cash equivalents, certain restricted cash and current accounts receivable to total current liabilities of at least one to one at the end of its fiscal year. At March 31, 1999, our acid test ratio (applicable to UDS) was 1.10 to 1.00, Colorado Tech's acid test ratio was 1.32 to 1.00, and Sanford-Brown's acid ratio test was 1.08 to 1.00.

     TANGIBLE NET WORTH. An eligible institution is required to have a positive tangible net worth at the completion of its fiscal year. At March 31, 1999, Colorado Tech, Sanford-Brown and Whitman each had a positive tangible net worth.

     Under the Department of Educations's financial responsibility standards, an institution that is determined by the Department of Education not to be financially responsible on the basis of failing to meet one or more of the specified financial responsibility standards is nonetheless entitled to participate in Title IV Programs if it can demonstrate to the Department of Education that it is financially responsible on an alternative basis. Generally, an institution may submit an irrevocable letter of credit in favor of the Department of Education, in an amount equal to at least one-half of the total Title IV Program funds received by students enrolled at such institution during the prior fiscal year or, in some circumstances, the institution may be required to submit a letter of credit in an amount equal to at least ten percent of such prior fiscal year's funds and agree to be provisionally certified and disburse Title IV funds only after earned by the institution and approved by the Department of Education. If required to do so, there is no assurance that we would be able to secure the necessary funds or collateral to post a sufficient letter of credit to comply with either alternative.

     Under a separate standard of financial responsibility, an institution that has made late student refunds in more than 5% of cases in either of its last two fiscal years must post a letter of credit in favor of the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, in October 1998, we posted letters of credit amounting to $450,000 as a result of late refund findings with respect to fiscal 1998.

     COHORT DEFAULT RATES. The regulations also require the calculation of a cohort default rate on FFEL received by current and former students to attend the institution. The cohort default rate measures the percentage of students who enter repayment in a particular federal fiscal year on FFEL loans and default before the end of the following federal fiscal year. If a school's official cohort default rate equals or exceeds 25% for each of its three most recent federal fiscal years, it becomes ineligible to participate in the FFEL programs as well as the Pell program for the remainder of the year in which the Department of Education makes that determination and the subsequent two years. A school may also become ineligible to participate in all Title IV Programs if its official default rate exceeds 40% in any one fiscal year. A school's cohort default rate is published annually by the Department of Education. The most recent official cohort year published was for fiscal year 1996 (published in October 1998). UDS' official 1996 rates ranged from 5.1% to 14.1%; Sanford-Brown's official 1996 rates were 10.0% and 14.7% and Colorado Tech's official 1996 rate was 5.9%. All of our schools' preliminary 1997 default rates were below 25% with no preliminary rate exceeding 16.5%. The fiscal year 1996 cohort default rates for all of our schools average 10.5; the average rate for all proprietary institutions in the United States for the same period was approximately 18%.

     In addition, the regulations provide that in the event that an institution has an FFEL cohort default rate in excess of 25%, or a Perkins loan default rate of more than 15% in a year, the Department of Education may place that institution on provisional certification to participate in Title IV Programs. Provisional certification may last no longer than three years. As a result of high default rates at Sanford - Brown's Granite City and Missouri campuses in federal fiscal years 1992 and 1993, Sanford-Brown's certification to participate in Title IV Programs is provisional at this time. Sanford-Brown's default rates in 1994, 1995 and, 1996 were all below the 25% threshold.

     CHANGE OF CONTROL. A change of ownership which results in a change in control (as defined below) of Whitman or one or more of our institutions could result in all (if Whitman changes ownership) or some of our schools becoming ineligible to participate in Title IV Programs pending recertification by the Department of Education. Such change in ownership and control could also require reauthorization to operate by individual states and trigger a review by each of our school's accrediting bodies. However, the 1998 re-authorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application for recertification.

     With regard to publicly held companies, the Department of Education has generally adopted the change of ownership and control standards used in reporting such events under federal securities law. A change in control of Whitman which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would also require our schools to seek recertification from the Department of Education as outlined above. A failure to obtain such recertification would have a material adverse effect on our financial condition.

     Our acquisition of other institutions typically would result in a change of ownership resulting in a change of control with regard to the acquired institution. When a change in control does occur, the school's certification by the Department of Education following the change in control is provisional. As a result of the change in ownership resulting in a change in control that occurred in connection with our acquisition of Colorado Tech in March 1996, Colorado Tech was provisionally certified for participation in Title IV Programs until March 31, 1999, at which time it became fully certified. Similarly, Sanford-Brown was provisionally certified for the three year period following its acquisition in 1994 due to its change in control. Each accrediting body and state agency which authorizes us to operate our schools has different regulations regarding changes in control which could require re-authorization or re-accreditation. Our failure to obtain state re-authorization or re-accreditation of any of our schools subsequent to a change in control would have a material adverse effect on our financial condition.

     COMPLIANCE AUDITS. Our institutions are subject to audits or program compliance reviews by various external agencies, including the Department of Education, and state, guaranty and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the Department of Education or another regulatory agency were to determine that one of our institutions had improperly disbursed Title IV Program funds or had violated a provision of the Higher Education Act or the implementing regulations, the affected institution could be required to repay such funds to the Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. If the Department of Education viewed the violation as significant, the Department of Education may also transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document students' eligibility for Title IV
Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us to other civil and criminal penalties. In addition, if one or more of the institutions commits significant violations of regulatory standards governing Title IV Programs, the Department of Education may initiate a proceeding to impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in Title IV Programs. The Department may also initiate an emergency action to temporarily suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds. An institution may appeal any such action initiated by the Department with the exception of an action placing an institution on reimbursement, although a provisionally certified institution has more limited appeal rights.

     A fine, up to $25,000 per violation, may be assessed by the Department of Education based on the gravity of the violation and taking into account the size of the institution. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in the Title IV Programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution's total receipts derived from Title IV Programs. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. If the Department of Education terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 rule may not apply to resume participation in Title IV Programs for at least one year. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on our financial condition. A termination of our eligibility to participate in Title IV Programs would have a material adverse effect on our fiancial condition. There is no proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in the Title IV Programs.

     EXPANSION OF PROGRAMS AND LOCATIONS. Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to a diploma, associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupations as any educational programs that had previously been designated as eligible programs at that institution, and meets certain minimum length requirements.

     An institution must notify the Department of Education of any location at which it provides 50% or more of an academic program and may be required to file an application seeking eligibility for any such location. An additional location must satisfy all applicable requirements for institutional eligibility, with the exception of the requirement that it operate for two years prior to obtaining Title IV funds, but including the requirement that it obtain approval from the institution's accrediting agency and the relevant state authorizing agency.


SEASONALITY

     We experience seasonality in our quarterly results of operations as a result of changes in the level of student enrollments. New enrollments in our schools tend to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. We expect that this seasonal trend will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EMPLOYEES

     At March 31, 1999, we had approximately 695 full-time and 432 part-time employees of whom 550 were faculty and 514 were administrative personnel at the various schools. The remaining employees were employed by us at our administrative offices.


FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

     Sections of this Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions may be deemed to create forward-looking statements. These statements are based on our current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced.

     Forward-looking statements contained in this Report may relate to: (i) our future operating plans and strategies; (ii) the expansion of our business through the addition of new curricula or new locations, the elevation of certain locations to degree-granting status or by acquisitions; (iii) the expectation of Year 2000 software failures; (iv) our anticipated need for and our ability to fund capital expenditures associated with the relocation and upgrade of facilities in fiscal 2000; (v) the Department of Education's enforcement or interpretation of existing regulations affecting our operations; (vi) the seasonality of our
results of  operations;  (vii)  the  outcome of  pending  legal   or regulatory
proceedings; and (viii) the sufficiency of our working capital, financings including our ability to increase our borrowing if necessary, and cash flow from operating activities for our future operating and capital requirements.

     We wish to caution you that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on behalf : (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the unanticipated impact of Year 2000 issues, particularly the failure of products or services from third party vendors to function properly in the Year 2000;
(iii) our ability to successfully divest Huron University, and if not divested, to increase enrollment to a level sufficient to achieve profitability at this campus; (iv) the ultimate resolution of pending legal proceedings relating to UDS' general ultrasound program; (v) the effect of, and our ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and our eligibility to participate in, student financial aid programs; (vi) our ability to assess and meet the educational needs and demands of our customers and employers; (vii) the effect of competitive pressures from other educational institutions; (viii) our ability to manage planned internal growth; (ix) our ability to locate, obtain and finance favorable school sites, negotiate acceptable lease terms, and hire and train employees; (x) the effect of economic conditions in the postsecondary education industry and in the economy generally; (xi) the role of the Department of Education's, Congress' and the public's perception of for-profit education as it relates to changes in the Higher Education Act and regulations promulgated thereunder.

ITEM 2. PROPERTIES

     We lease all of our administrative and campus facilities. We, along with our Associate Degree Division, maintain headquarters in Miami, Florida, where combined we lease approximately 11,000 square feet of office space. Sanford-Brown also has limited administrative facilities at its Des Peres campus. Colorado Tech maintains its administrative offices at its campus in Colorado Springs, Colorado.

     Our schools are operated from the following leased premises:


ADDRESS OF SCHOOL                  SCHOOL                SIZE OF FACILITY
                                                         (IN SQUARE FEET)
------------------                 ------              ---------------------
Colorado Springs, Colorado         Colorado Tech             80,000
Sioux Falls, South Dakota          Colorado Tech             21,064
Denver, Colorado                   Colorado Tech             18,298
Huron, South Dakota                Huron University         229,859*
North Kansas City, Missouri        Sanford-Brown             38,500
Des Peres, Missouri                Sanford-Brown             28,474
Hazelwood, Missouri                Sanford-Brown             24,500
St. Charles, Missouri              Sanford-Brown             14,650
Granite City, Illinois             Sanford-Brown             12,253
New York, New York                 UDS                       14,500
Carle Place, New York              UDS                       14,607
Iselin, New Jersey                 UDS                       13,000
Atlanta, Georgia                   UDS                       11,469
Bellaire, Texas                    UDS                       10,398
Tampa, Florida                     UDS                       10,263
Irving, Texas                      UDS                       11,453
Trevose, Pennsylvania              UDS                       10,204
Elmsford, New York                 UDS                       10,034
Jacksonville, Florida              UDS                       15,871
Springfield, Massachusetts         UDS                       12,819
Pittsburgh, Pennsylvania           UDS                        6,238
Fort Lauderdale, Florida           UDS                       11,800
Independence, Ohio                 UDS                       11,282
Landover, Maryland                 UDS                        7,703
_________________

* The Huron,South Dakota campus of Colorado Tech consists of seven buildings on approximately 15 acres.

     We believe that all of our present campus facilities are suitable and adequate for their current uses. We monitor the suitability of our campus facilities to anticipate where demand for our products will create overcrowding or exceed capacity of existing facilities and seek to expand or relocate such campuses.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to litigation and claims in the ordinary course of business, including the following:

     In August 1998, three former students of the diagnostic medical ultrasound program of the Philadelphia UDS school filed a lawsuit against Whitman, UDS, certain of our current and former officers, directors and employees and a former consultant, styled CULLEN, ET AL. V. WHITMAN EDUCATION GROUP, INC., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint alleged, among other things, certain state and federal statutory violations, breach of contract and fraud and sought to have the action certified as a class action encompassing certain students from both the Philadelphia and Pittsburgh UDS school. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. In January 1999, plaintiffs amended their complaint to expand the purported class to include students who attended the general ultrasound program at any of the 15 UDS schools and received federal financial aid during the alleged class period. Our motion to dismiss was denied on February 3, 1999 without prejudice to raising the same issues at a later stage of the litigation. Oral argument on class certification was held on March 23, 1999. No ruling on class certification has been issued. We believe the lawsuit is without merit and intend to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to us, it could have a material adverse effect our financial position and results of operations.

     We are a party to other routine litigation incidental to our business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any such litigation, we do not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on our financial condition or results of operations. See "Forward-Looking Statements; Business Risks" appearing in Item 1 of this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as our executive officers as of March 31, 1999. Officers serve at the discretion of our Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

     RICHARD C. PFENNIGER, JR. Mr. Pfenniger, age 43, has been our Chief Executive Officer and Vice Chairman since March 1997 and a director since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation from 1994 to March 1997. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is a director of North American Vaccine, Inc.

     RANDY S. PROTO. Mr. Proto, age 41, has been our President since 1994. In 1997, Mr. Proto also assumed the duties of Chief Operating Officer. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in 11 proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.

     DAVID D. O'DONNELL. Mr. O'Donnell, age 57, has been President and Chairman of the Board of Colorado Tech since 1986. Since 1997, Mr. O'Donnell has also been Acting Chancellor of Huron University. Prior to 1986, Mr. O'Donnell was employed by ITT Educational Services, Inc., another provider of proprietary education, from 1975 through February 1986 when he left to join Colorado Tech. While at ITT Educational Services, Mr. O'Donnell served in many capacities including Director of Marketing and Vice President and General Manager of ITT Employment Training Systems, a subsidiary of ITT Educational Services.

     FERNANDO L. FERNANDEZ. Mr. Fernandez, age 38, has served as our Vice President--Finance, Treasurer and Chief Financial Officer since 1996. Prior to joining us, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

     RICHARD B. SALZMAN. Mr. Salzman, age 38, has served as our Vice President--Legal Affairs and General Counsel and Secretary since 1996. For approximately ten years prior to joining us, Mr. Salzman was engaged in private law practice in Miami, Florida, primarily with the firm of Homer & Bonner, P.A.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET INFORMATION

     Our common stock is traded on the American Stock Exchange under the symbol WIX. The following table sets forth the high and low closing prices of our common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                               1999
                                   --------------------------------
                                        HIGH              LOW
                                   ---------------  ---------------
Quarter Ended 6/30/98               $      6.12     $       4.62
Quarter Ended 9/30/98                      5.37             3.12
Quarter Ended 12/31/98                     4.25             2.62
Quarter Ended 3/31/99                      4.94             3.50



                                               1998
                                   --------------------------------
                                        HIGH              LOW
                                   ---------------  ---------------
Quarter Ended 6/30/97               $       5.48     $       3.75
Quarter Ended 9/30/97                       5.94             3.63
Quarter Ended 12/31/97                      6.56             5.19
Quarter Ended 3/31/98                       6.69             4.75


     As of the close of business on June 1, 1999, there were approximately 279 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                              YEAR ENDED MARCH 31,
                             ---------------------------------------------------
                                1999       1998      1997      1996      1995
                             ---------  ---------  --------- --------- ---------
                               (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)(1)(2)
OPERATING DATA
Revenues                     $ 73,977   $ 60,306   $ 46,993  $ 39,838  $ 19,332
Income (loss) from
  operations                    4,195        784     (3,245)      951       288
Net income (loss)               3,042        143     (4,363)     (101)     (147)
Diluted net income
  (loss) per share (3)            .22       0.01      (0.38)    (0.01)    (0.02)
Dividends                        None       None        None      None      None

BALANCE SHEET DATA
Total assets                 $ 62,580   $ 53,821   $ 48,017  $ 35,323  $ 31,600
Long-term debt and
  capital lease obligations,
  less current portion         12,022     14,350     11,109    11,494     9,467
Stockholders' equity           21,625     17,833     16,107     7,385     7,256
____________________

(1) Figures have been restated to reflect the acquisition of Colorado Tech in March 1996 which was accounted for under the pooling of interests method of accounting. Figures also reflect the acquisition of Huron University on December 30, 1996 which was accounted for as a purchase.

(2)      All   references   to   per   share  amounts have been adjusted to give
         retroactive  effect  to  the  two-for-one  stock  split  effective   on
         May 13, 1996.

(3) The 1,021,612 shares issued in connection with the Sanford-Brown acquisition that remained in escrow at March 31,1996 to be disbursed to the seller or returned to us upon the occurrence or failure to occur of certain events relating to the regulation of Sanford-Brown were not considered outstanding for purposes of computing the net loss per share for fiscal 1995 and 1996 as their effect was anti-dilutive. Due to the substantial satisfaction of such contingencies in fiscal 1997, the shares were disbursed to the seller and considered outstanding for purposes of computing the net loss per share for fiscal 1997.


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


GENERAL

     Through three wholly-owned subsidiaries, we currently operate 24 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 8,000 students. We are organized into a University Degree Division and an Associate Degree Division. The University Degree Division offers primarily doctorate, master and bachelor degrees through Colorado Tech and Huron University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS. The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of our revenues are indirectly derived from Title IV Programs.

     Historically, our revenues have increased primarily as a result of the expansion of program offerings and the opening or acquisition of campuses. At UDS, the expansion of program offerings generated an increase in revenues from $20.3 million in fiscal 1997 to $34.2 million in fiscal 1999. At Colorado Tech, the expansion of program offerings, opening of a campus, and the acquisition of Huron University generated an increase in revenues from $11.8 million in fiscal 1997 to $18.9 million in fiscal 1999.

     Instructional and educational support consists primarily of costs related to the educational activity of our schools. Instructional and educational support includes faculty compensation, administrative salaries for departments that provide services directly to the students, occupancy costs, costs of books sold, and depreciation and amortization of equipment costs and leasehold improvements.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:


                                                 YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                            1999          1998          1997
                                        ------------   -----------   -----------
Net revenues                                100.0%        100.0%        100.0%
                                        ------------   -----------   -----------
Costs and expenses:
     Instructional and educational
       support                                64.4          67.1          66.8
     Selling and promotional                  13.2          14.3          14.8
     General and administrative               16.7          17.3          25.3
                                        ------------   -----------   -----------
Total costs and expenses                      94.3          98.7         106.9
                                        ------------   -----------   -----------
Income (loss) from operations                  5.7           1.3          (6.9)
Other (income) expenses:
     Interest expense                          1.9           2.2           2.1
     Interest income                          (0.4)         (0.3)         (0.2)
     Provision for writedown or
       marketable securities                     -             -           1.4
                                        ------------   -----------   -----------
Income (loss) before income tax benefit        4.2          (0.6)        (10.2)
Income tax provision (benefit)                 0.1          (0.8)         (0.9)
                                        ------------   -----------   -----------
Net income (loss)                              4.1%          0.2%         (9.3)%
                                        ============   ===========   ===========


         YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

     Net revenues increased by $13.7 million or 22.7% to $74.0 million for the year ended March 31, 1999 from $60.3 million for the year ended March 31, 1998. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 17.7% overall with the University Degree Division experiencing a 27.4% increase and the Associate Degree Division experiencing a 12.8% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $2.9 million or 18.4%. The increase in enrollment was primarily due to the addition of new information technology programs, the implementation of on-site corporate programs and the relocation of the Sioux Falls campus to a larger facility.

     The increase in student enrollment and increase in earning rate in the Associate Degree Division resulted in increased net revenues of $10.8 million or 24.2%. The increased enrollment related primarily to the medical assisting program offered by UDS. The medical assisting program, which was introduced during fiscal 1996 and offered at 12 of 15 campuses during fiscal 1998, was extended to two additional campuses during fiscal 1999. In addition to the extension of this program to additional campuses, the medical assisting program continued to experience growth in student enrollment at the 12 campuses offering the program prior to fiscal 1999. The increase in earning rate was primarily due to the shortening of the length of the programs offered at Sanford-Brown College.

     Instructional and educational support expenses increased by $7.2 million or 17.7% to $47.7 million in fiscal 1999 from $40.5 million in fiscal 1998.
Instructional and educational support expenses increased by $2.3 million in the University Degree Division and $4.9 million in the Associate Degree Division. The increase was primarily due to the upgrade of equipment and facilities, and the addition of faculty, staff and management at the schools to support the increase in student enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in such expenses related to educational services.

     Selling and promotional expenses increased by $1.2 million or 13.9% to $9.8 million in fiscal 1999 from $8.6 million in fiscal 1998. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS. As a percentage of net revenues, selling and promotional expenses decreased to 13.2% in fiscal 1999 from 14.3% in fiscal 1998. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to increase enrollments with a proportionately lower increase in selling and promotional expenses.

     General and administrative expenses increased by $1.9 million or 18.0% to $12.3 million in fiscal 1999 from $10.5 million in fiscal 1998. The increase in general and administrative expense was due primarily to an increase in administrative costs necessary to support the growth in student enrollments and an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment. As a percentage of net revenues, general and administrative expenses decreased to 16.7% in fiscal 1999 from 17.3% in fiscal 1998. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of March 31, 1999, we determined that a $50,000 valuation allowance for deferred tax assets was necessary, which resulted in a decrease in the valuation allowance of $1,154,000 in fiscal 1999.

     We reported net income of $3.0 million and $0.1 million for the years ended March 31, 1999 and 1998, respectively. The increase in net income in fiscal 1999 was primarily due to an increase in operating income of $3.3 million generated from the Associate Degree Division and a decrease in operating losses of $0.4 million sustained by the University Degree Division. The increase in operating income in the Associate Degree Division was due to an increase in revenues of $10.8 million resulting from increased student enrollment and an increased earning rate. The decrease in the operating loss sustained by the University Degree Division was due to an increase in revenues of $2.9 million resulting from an increase in student enrollment. The operating results of the University Degree Division were significantly affected by the operating losses sustained by Huron University of $2.5 million in fiscal 1999, an increase of $1.0 million from fiscal 1998.

         YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

     Net revenues increased by $13.3 million or 28.3% to $60.3 million for the year ended March 31, 1998 from $47.0 million for the year ended March 31, 1997. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 24.5% overall with the University Degree Division experiencing a 41.2% increase and the Associate Degree Division experiencing a 17.7% increase.

     The increase in student enrollment in the University Degree Division resulted in increased net revenues of $4.2 million or 35.4%. This increase was primarily due to the opening of a new Colorado Tech campus in Denver in October 1996 and the acquisition of Huron University in December 1996.

     The increase in student enrollment in the Associate Degree Division resulted in increased net revenues of $9.1 million or 25.9%. The increased enrollment was primarily in the medical assisting programs offered by UDS which were introduced during fiscal 1996 and were offered at 12 of 15 campuses during fiscal 1998.

     Instructional and educational support expenses increased by $9.1 million or 29.1% to $40.5 million in fiscal 1998 from $31.4 million in fiscal 1997. As a percentage of net revenues, instructional and educational support expenses increased to 67.1% in fiscal 1998 as compared to 66.8% in fiscal 1997. Instructional and educational support expenses increased by $5.2 million at the University Degree Division due to the costs incurred to support a full year of operations of Huron University and the new Denver Colorado Tech campus. At the Associate Degree Division, the increase in such expenses of $3.9 million was primarily due to the upgrade of equipment and facilities, and the addition of faculty, staff and management at the schools to support the increase in student enrollment.

     Selling and promotional expenses increased by $1.6 million or 23.1% to $8.6 million in fiscal 1998 from $7.0 million in fiscal 1997. As a percentage of net revenues, selling and promotional expenses decreased to 14.3% in fiscal 1998 from 14.8% in fiscal 1997. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS and to an increase in selling and promotional costs at the University Degree Division for the new Denver Colorado Tech campus and the recently acquired Huron University campuses in Huron and Sioux Falls, South Dakota.

     General and administrative expenses decreased by $1.4 million or 12.1% to $10.5 million in fiscal 1998 from $11.9 million in fiscal 1997. As a percentage of net revenues, general and administrative expenses decreased to 17.3% in fiscal 1998 from 25.3% in fiscal 1997. These decreases were due primarily to a decrease in bad debt expense at the Associate Degree Division due to improved cash collections. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in administrative operating costs necessary to support the increase in enrollment.

     Interest expense increased by $333,000 due to the increase in the average outstanding debt balance necessary to fund capital expenditures.

     We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of March 31, 1998, we determined that a $1.2 million valuation allowance for our deferred tax assets was necessary, which resulted in the recognition of a deferred income tax benefit of $489,000 in fiscal 1998.

     We reported net income of $143,000 and a net loss of $4.4 million for the years ended March 31, 1998 and 1997, respectively. The increase in net income for fiscal 1998 was primarily due to an increase in operating income of $5.6 million generated from the Associate Degree Division which was partially offset by the increase in operating losses of $1.9 million sustained by the University Degree Division. The increase in operating income in the Associate Degree Division was due to an increase in revenues of $9.1 million resulting from increased student enrollment and a decrease in general and administrative expenses resulting primarily from a decrease in bad debt expense. The increased operating losses at the University Degree Division resulted from operating losses sustained by the new Denver Colorado Tech campus and the Huron University campus. The operating losses sustained by these two campuses, which were added during fiscal 1997, increased by $1.7 million in fiscal 1998 to $2.5 million.


SEASONALITY

     We experience seasonality in our quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in our schools tends to be higher in the third and fourth fiscal quarters because these quarters cover periods traditionally associated with the beginning of school semesters. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.


YEAR 2000 ISSUE

     We have implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. We are also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. We have substantially completed an assessment of our computer systems and believe that with the modifications made to existing software and the conversions made to new software, the Year 2000 issue will not pose significant operational problems to our information systems. We expect to complete testing of the Year 2000 issues by mid to late 1999, which would be prior to any anticipated impact on our operating systems.

     We are highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the Department of Education's computer systems. Should the Department of
Education experience Year 2000 related disruptions, it could result in interruption of funding for our students. Any prolonged interruption would have a material adverse impact on our business, results of operations, liquidity and financial condition. In April 1999, the Department of Education announced that all of its 175 data systems, including its 14 mission-critical systems, are Year 2000 compliant.

     Based on the assessment performed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on our financial position, results of operations or cash flows in future periods. While we believe our process is designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that our efforts or those of third parties with whom we interact, will not be successful or satisfactorily completed in a timely fashion.

     Based on the modifications and conversions of software made to date and the assessment of embedded devices that have been identified at our facilities to date, we do not believe that contingency planning is warranted at this time. The assessment of outside third parties is underway, and the results of this assessment, when completed, may reveal the need for contingency planning at a later date. We will regularly evaluate the need for contingency planning based on the progress and findings of the Year 2000 project.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1999, 1998 and 1997 were $4.3 million, $3.4 million and $3.9 million, respectively. Our working capital totaled $8.4 million at March, 31, 1999, $8.0 million at March 31, 1998 and $5.7 million at March 31, 1997.

     Net cash of $6.5 million was provided by operating activities in fiscal 1999, an increase in cash provided of $6.4 million from fiscal 1998 and an increase of $8.8 million from fiscal 1997. The increase in cash provided by operating activities in fiscal 1999 was primarily due to an increase in net income of $2.9 million and $7.4 million from fiscal 1998 and fiscal 1997, respectively.

     Net cash of $2.0 million was used for investing activities in fiscal 1999, a decrease of $1.7 million from fiscal 1998 and a decrease of $1.8 million from fiscal 1997. The decrease in fiscal 1999 was primarily due to a decrease in cash used for capital expenditures from $3.7 million and $3.9 million in fiscal 1998 and fiscal 1997, respectively, to $2.3 million in fiscal 1999.

     We estimate that the capital expenditures expected to be incurred during fiscal 2000 will approximate $3.5 million. These anticipated capital expenditures primarily relate to the costs associated with the relocation and upgrade of campus facilities and the acquisition and upgrade of equipment for the schools. Funds required to finance such capital expenditures are expected to be obtained from additional capital lease obligations and from funds generated from operations.

     Net cash of $3.6 million was used in financing activities in fiscal 1999, an increase in cash used of $6.7 million and $10.8 million from fiscal 1998 and fiscal 1997, respectively. The increase in cash used in investing activities in fiscal 1999 from fiscal 1998 and fiscal 1997 was due to an increase in the repayment of debt and due to proceeds received from a private placement in fiscal 1997 of 1,000,000 shares of our common stock to an unaffiliated institutional investor for $6.5 million.

     We had a $7.5 million revolving credit facility which was scheduled to mature on April 14, 1999. At March 31, 1999, we had $6.9 million outstanding under the credit facility and letters of credit outstanding of $555,000 which reduced the amount available for borrowing. The amounts borrowed under this facility in fiscal 1999 were primarily used for operations and capital expenditures. At March 31, 1999, we had letters of credit outstanding of $715,000, including the $555,000 of letters of credit under the credit facility. On April 2, 1999, we extended the maturity date on the credit facility to July 31, 1999. On May 28, 1999, we entered into an $8.5 million line of credit with a new lender, which expires on June 30, 2000, and repaid the outstanding balance due under the old credit facility with borrowings under the new line of credit. Of the $8.5 million line of credit, $715,000 is reserved (and thus not available for borrowing) for draws which may be made under the outstanding letters of credit.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 83%, 84% and 36% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that with our working capital, our cash flow from operations, our increased working capital facilities and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk related to our variable-rate line of credit as described in Note 9 of the Notes to Consolidated Financial Statements.

     At March 31, 1999, our variable rate long-term debt had a carrying value of $6.9 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would not have a material adverse affect on our results of operations and financial condition.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning directors required by item 10 is incorporated by reference to our Proxy Statement for our 1999 Annual Meeting of Shareholders scheduled for August 6, 1999. The information concerning executive officers required by item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by item 11 is incorporated by reference to our Proxy Statement for our 1999 Annual Meeting of Shareholders scheduled for August 6, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by item 12 is incorporated by reference to our Proxy Statement for our 1999 Annual Meeting of Shareholders scheduled for August 6, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by item 13 is incorporated by reference to our Proxy Statement for our 1999 Annual Meeting of Shareholders scheduled for August 6, 1999.


                                     PART IV

1. ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

     (a)(3) EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION                              METHOD OF FILING
-------        ----------------------           --------------------------------
2.1            Plan and Agreement of            Incorporated by reference to our
                 Merger                         Form 10-Q for  the quarter ended
                                                September 30, 1997.





 3.1           Articles of Incorporation        Incorporated by reference to our
                                                Form  10-Q for the quarter ended
                                                September 30, 1997.

 3.2           By-Laws, as amended              Filed herewith.

10.1           Registration Rights Agreement    Incorporated by reference to our
               dated as of April 6, 1992        Report   on    Form  8-K   dated
                                                April 6, 1992.

10.2           Amended and Restated 1986        Incorporated by reference to our
               Directors and Consultants        Registration   Statement on Form
               Stock Option Plan                S-8 filed September 9, 1992.

10.3           1992 Incentive Stock             Incorporated by reference to our
               Option Plan                      Proxy   Statement for the Annual
                                                Meeting of  Shareholders held on
                                                November 19, 1992.

10.4           Whitman Education Group, Inc.    Incorporated by reference to our
               1996 Stock Option Plan, as       Form  10-Q for the quarter ended
               amended                          June 30, 1997.

10.5           Form of Stock Purchase Warrant   Incorporated by reference to our
               to purchase 575,000 shares       Report   on   Form   8-K   dated
               of common stock to be issued     December 21, 1994.
               by Whitman Medical Corp. in
               favor of Frost-Nevada,
               Limited Partnership

10.6           Stock Purchase Warrant to        Incorporated by reference to our
               purchase 650,000 shares of       Report   on   Form   8-K   dated
               common stock issued by           February 26, 1996.
               Whitman Medical Corp. in
               favor of Phillip Frost

10.7           Employment Agreement dated as    Incorporated by reference to our
               of March 29, 1996 by and         Report  on  Form  8-K/A-1  dated
               between M.D.J.B., Inc. and       April 11, 1996.
               David O'Donnell

10.8           Credit Agreement dated as of     Incorporated by reference to our
               April 11, 1996 among Barnett     Report   on   Form 10-Q  for the
               Bank of South Florida,           quarter ended June 30, 1996.
               N.A., Whitman Education Group,
               Inc. and Phillip Frost, M.D.

10.9           Second Amendment to Credit       Incorporated by reference to our
               Agreement dated October 31,      Report  on  Form  10-Q  for  the
               1996 among Barnett Bank, N.A.,   quarter ended September 30,1996.
               Bank, N.A., Whitman Education
               Group, Inc.and Phillip Frost, M.D.

10.10          Form of Third Amendment to       Incorporated by reference to our
               Credit Agreement dated           Report on Form 10-K for the year
               May 19, 1997  among




               Barnett Bank, N.A., Whitman      ended March 31, 1997.
               Education Group, Inc. and
               Phillip Frost, M.D.

10.11          Form of Restated and             Incorporated by reference to our
               Consolidated Renewal Revolver    Report  on Form  10-K  for   the
               Note dated May 19, 1997 by       year ended March 31, 1997.
               Whitman Education Group, Inc.
               in favor of Barnett Bank, N.A.

10.12          Loan Agreement dated August 5,   Incorporated by reference to our
               1996 between Colorado Technical  Report  on Form  10-K  for   the
               University and Bank One,         March 31, 1997.
               Colorado, N.A.

10.13          Form of promissory note          Incorporated by reference to our
               and Schedule Of Promissory       Report   on Form 10-K  for   the
               Notes by Colorado Technical      year ended March 31, 1997.
               University, Inc. in favor of
               Bank One, Colorado, N.A.

10.14          Form of commercial security      Incorporated by reference to our
               agreement and Schedule of        Report  on  Form  10-K  for  the
               Commercial Security Agreements   year ended March 31, 1997.
               between Colorado Technical
               University, Inc. and Bank
               One, Colorado, N.A.

10.15          First Amendment to Loan          Incorporated by reference to our
               Agreement dated December 27,     Report   on   Form 10-K  for the
               1996 between Bank One,           year ended March 31, 1997.
               Colorado, N.A. and Colorado
               Technical University, Inc.

10.16          Commercial Guaranty by           Incorporated by reference to our
               M.D.J.B., Inc. in favor of       Report   on  Form 10-K  for  the
               Bank One, Colorado, N.A.         year ended March 31, 1997.


10.17          Second Amendment to Loan         Incorporated by reference to our
               Agreement dated February 24,     Report   on Form 10-K   for  the
               1997 between Bank One,           year ended March 31, 1997.
               Colorado, N.A. and Colorado
               Technical University, Inc.

10.18          Third Amendment to Loan          Incorporated by reference to our
               Agreement dated June 13, 1997    Report   on  Form 10-K  for  the
               between Bank One, Colorado,      year ended March 31, 1997.
               N.A. and Colorado Technical
               University, Inc.

10.19          Commercial Guaranty by Whitman   Incorporated by reference to our
               Education Group, Inc. in favor   Report  on   Form 10-K  for  the
               of Bank One, Colorado, N.A.      year ended March 31, 1997.

10.20          Promissory Note dated June 13,   Incorporated by reference to our
               1997




               by Colorado Technical            Report   on Form 10-K   for  the
               University, Inc. in favor of     year ended March 31, 1997.
               The Pueblo Bank and Trust
               Company

10.21          Form of Commercial Guaranty      Incorporated by reference to our
               given by Whitman Education       Report   on Form  10-K  for  the
               Group, Inc. and M.D.J.B.,        year ended March 31, 1997.
               Inc. in favor of The Pueblo
               Bank and Trust Company

10.22          Commercial Security Agreement    Incorporated by reference to our
               dated June 13, 1997 between      Report  on Form  10-K   for  the
               Colorado Technical University,   year ended March 31, 1997.
               Inc. and The Pueblo Bank and
               Trust Company

10.23          Form of Registration Rights      Incorporated by reference to our
               Agreement among Whitman          Report   on  Form 10-K  for  the
               Education Group, Inc. and The    year ended March 31, 1997.
               Travelers Indemnity Company

10.24          Contribution Agreement, dated    Incorporated by reference to our
               February 3, 1999, by and among   Report  on  Form  10-Q   for the
               Colorado Technical University,   quarter ended December 31, 1998.
               Inc., Huron University, Inc.,
               Newco, Inc. and David O'Donnell

10.25          Amended and Restated             Filed herewith.
               Contribution Agreement, dated
               June 2, 1999, by and among
               Colorado Technical University,
               Inc., Huron University, L.L.C.,
               Newco, L.L.C. and David
               O'Donnell*

10.26          Fourth Amendment to Credit       Filed herewith.
               Agreement, dated April 2, 1999,
               by and among NationsBank, N.A.
               (f/k/a Barnett Bank, N.A.),
               Whitman Education Group, Inc.
               and Phillip Frost, M.D.

10.27          Form of Amended, Restated and    Filed herewith.
               Consolidated Renewal Revolver
               Note, dated April 2, 1999, by
               Whitman Education Group, Inc.,
               in favor of NationsBank, N.A.

10.28          Fifth Amendment to Credit        Filed herewith.
               Agreement, dated May 29, 1999,
               by and among NationsBank, N.A.
               (f/k/a Barnett Bank, N.A.),
               Whitman Education





               Group, Inc. and Phillip
               Frost, M.D.

10.29          Form of Security Agreement,      Filed herewith.
               dated May 20, 1999, by each
               of Colorado Technical
               University, Inc., MDJB,
               Inc., Sanford-Brown College,
               Inc. and Ultrasound Technical
               Services, Inc. in favor of
               Merrill Lynch Business
               Financial Services, Inc.

10.30          Form of Unconditional Guaranty,  Filed herewith.
               dated May 20, 1999 by each of
               Colorado Technical University,
               Inc., MDJB, Inc., Sanford-Brown
               College, Inc. and Ultrasound
               Technical Services, Inc. in
               favor of Merrill Lynch Business
               Financial Services, Inc.

10.31          WCMA Loan and Security           Filed herewith.
               Agreement, dated May 20, 1999,
               by and between Merrill Lynch
               Business Financial Services,
               Inc. and Whitman Education
               Group, Inc.

21             Subsidiaries                     Incorporated by reference to our
                                                Report  on   Form  10-K for  the
                                                year ended March 31, 1996.

23.1           Consent of Ernst & Young LLP     Filed herewith.

27             Financial Data Schedule          Filed herewith.
______________________

* Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b) We filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WHITMAN EDUCATION GROUP, INC.

                                           By:    /s/ RICHARD C. PFENNIGER, JR.
                                                  -----------------------------
                                                  Richard C. Pfenniger, Jr.
                                                  Chief   Executive  Officer and
                                                  Vice Chairman of  the Board of
                                                  Directors

Dated:   June 11, 1999
         -------------

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURES                                   TITLE                     DATE
-----------------------------      ---------------------------     -------------
/s/ PHILLIP FROST, M.D.             Chairman of the Board          June 11, 1999
-----------------------------
     Phillip Frost, M.D.

/s/ RICHARD C. PFENNIGER, JR.       Vice Chairman of the Board     June 11, 1999
-----------------------------
     Richard C. Pfenniger, Jr.      and Chief Executive Officer

/s/ FERNANDO L. FERNANDEZ           Chief Financial Officer        June 11, 1999
-----------------------------
     Fernando L. Fernandez          (Principal Financial
                                       and Accounting  Officer)

/s/ JACK R. BORSTING, Ph.D.         Director                       June 11, 1999
-----------------------------
     Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT                 Director                       June 11, 1999
-----------------------------
     Peter S. Knight

/s/ LOIS F. LIPSETT, Ph.D.          Director                       June 11, 1999
-----------------------------
     Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO, Ph.D.        Director                       June 11, 1999
-----------------------------
     Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE, Ph.D.          Director                       June 11, 1999
-----------------------------
     Percy A. Pierre, Ph.D.

/s/ NEIL FLANZRAICH                 Director                       June 11, 1999
-----------------------------
     Neil Flanzraich

/s/ A. MARVIN STRAIT                Director                       June 11, 1999
-----------------------------
     A. Marvin Strait


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


                                    CONTENTS

                                                                           Page
                                                                           -----

Report of Independent Certified Public Accountants.......................  F- 2

Consolidated Balance Sheets..............................................  F- 3

Consolidated Statements of Operations....................................  F- 4

Consolidated Statements of Changes in Stockholders' Equity...............  F- 5

Consolidated Statements of Cash Flows....................................  F- 6

Notes to Consolidated Financial Statements...............................  F- 8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Whitman Education Group, Inc.

We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP



Miami, Florida
May 28, 1999


                                     - F 2 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                               ---------------------------------
                                                     1999              1998
                                               --------------    ---------------
Assets
Current assets:
   Cash and cash equivalents................   $   4,267,110      $   3,384,336
   Accounts receivable, net.................      27,114,533         21,354,104
   Inventories..............................       1,450,815          1,614,455
   Deferred tax assets, net.................       2,562,705          1,471,043
   Other current assets.....................       1,504,878          1,158,841
                                               --------------    ---------------
       Total current assets.................      36,900,041         28,982,779
Property and equipment, net.................      14,002,764         12,925,177
Marketable securities.......................               -            262,500
Deposits and other assets, net of
   accumulated amortization of $1,437,088
   in 1999 and $1,184,657 in 1998...........       1,761,220          1,431,188
Goodwill, net...............................       9,915,590         10,219,525
                                               --------------    ---------------
       Total assets.........................   $  62,579,615     $   53,821,169
                                               ==============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................   $   1,942,740     $    1,268,306
   Accrued expenses.........................       3,049,371          2,115,220
   Income taxes payable.....................         898,664            107,133
   Short-term notes payable.................               -            156,018
   Current portion of capitalized
       lease obligations....................       1,517,912          1,061,767
   Current portion of long-term debt........         472,994            354,401
   Deferred tuition revenue.................      20,575,914         15,966,150
                                               --------------    ---------------
       Total current liabilities............      28,457,595         21,028,995
Other liabilities...........................         474,842            609,708
Capitalized lease obligations...............       3,249,934          2,535,673
Long-term debt..............................       8,772,496         11,813,639
Commitment and contingencies
Stockholders' equity:
   Common stock, no par value, authorized
       100,000,000 shares issued and
       outstanding 13,423,212 shares in 1999
       and 13,193,582 in 1998...............      21,907,546         21,183,554
   Additional paid-in capital...............         671,536            671,536
   Accumulated deficit......................        (954,334)        (3,995,978)
   Accumulated other comprehensive loss.....               -            (25,958)
                                               --------------    ---------------
       Total stockholders' equity...........      21,624,748         17,833,154
                                               --------------    ---------------
       Total liabilities and
         stockholders' equity...............   $  62,579,615     $   53,821,169
                                               ==============    ===============

                 See accompanying notes to financial statements.

                                     - F 3 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended March 31,
                                  ----------------------------------------------
                                      1999             1998            1997
                                  -------------   --------------  --------------
Net revenues..................... $ 73,977,362    $  60,306,460   $  46,992,954

Costs and expenses:
  Instructional and
    educational support..........   47,666,624       40,485,802      31,369,601
  Selling and promotional........    9,780,727        8,585,716       6,976,430
  General and administrative.....   12,335,186       10,450,527      11,891,881
                                  -------------   --------------  --------------

Total costs and expenses.........   69,782,537       59,522,045      50,237,912
                                  -------------   --------------  --------------

Income (loss) from operations....    4,194,825          784,415      (3,244,958)
Other (income) and expenses:
  Interest expense...............    1,381,564        1,334,201       1,001,152
  Interest income................     (281,081)        (203,456)       (130,162)
  Realization of (gain)loss
    on marketable securities.....      (43,489)               -         656,250
                                  -------------   --------------  --------------

Income (loss) before income
  tax provision (benefit)........    3,137,831         (346,330)     (4,772,198)
Income tax provision (benefit)...       96,187         (489,474)       (408,841)
                                  -------------   --------------  --------------

Net income (loss)................ $  3,041,644    $     143,144   $  (4,363,357)
                                  =============   ==============  ==============

Net income (loss) per share:
     Basic....................... $        .23    $        0.01   $       (0.38)
                                  =============   ==============  ==============
     Diluted..................... $        .22             0.01   $       (0.38)
                                  =============   ==============  ==============

Weighted average common
  shares outstanding:
     Basic.......................   13,246,796       12,866,045      11,404,862
                                  =============   ==============  ==============
     Diluted.....................   13,829,714       14,071,970      11,404,862
                                  =============   ==============  ==============





                 See accompanying notes to financial statements.

                                     - F 4 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997




                                                                                 ACCUMULATED
                                COMMON                  ADDITIONAL   RETAINED       OTHER
                                SHARES      COMMON       PAID-IN     EARNINGS   COMPREHENSIVE
                             OUTSTANDING    STOCK        CAPITAL     (DEFICIT)      LOSS          TOTAL
                             -----------  -----------   ----------  -----------  -----------   ------------
Balance at March 31, 1996    10,311,782   $ 6,816,020   $ 616,500   $   62,040   $ (109,275)   $ 7,385,285

Shares issued for exercise
  of options                    351,168       881,476           -            -            -        881,476
Value of stock options
  issued for services
  rendered                            -             -       55,036            -            -         55,036
Shares issued, previously
  escrowed in connection
  with purchase of SBC        1,021,612     5,632,126           -            -            -      5,632,126
Shares repurchased in
  connection with exercise
  of options                    (46,980)     (437,500)          -            -            -       (437,500)
Shares issued in connection
  with purchase of DFAS          40,000       203,000           -            -            -        203,000
Shares issued in connection
  with a private placement    1,000,000     6,479,619           -            -            -      6,479,619
Comprehensive loss:
  Realization of loss
    on marketable securities          -             -           -            -      109,275        109,275
  Net income for Colorado Tech
    for the three months ended
    March 31, 1996                    -             -           -      162,195            -        162,195
  Net loss                            -             -           -   (4,363,357)           -     (4,363,357)
                                                                                               ------------
  Comprehensive loss                                                                            (4,091,887)
                             -----------  ------------  ----------  -----------  -----------   ------------
Balance at
  March 31, 1997             12,677,582    19,574,741     671,536   (4,139,122)           -     16,107,155

Shares issued in connection
  with exercise of options       16,000        46,313           -            -            -         46,313
Shares issued in connection
  with exercise of warrants     500,000     1,562,500           -            -            -      1,562,500
Comprehensive income:
  Net unrealized loss on
    non-current marketable
    securities                        -             -           -            -      (25,958)       (25,958)
  Net income                          -             -           -      143,144            -        143,144
                                                                                               ------------
  Comprehensive income                                                                             117,186
                             -----------  ------------  ----------  -----------  -----------   ------------
Balance at
  March 31, 1998             13,193,582    21,183,554     671,536   (3,995,978)     (25,958)    17,833,154

Shares issued in connection
  with exercise of options      115,450       336,328           -            -            -        336,328
Shares issued in connection
  with stock purchase plan       31,107       112,596           -            -            -        112,596
Shares issued in connection
  with 401(K) employee match     83,073       275,068           -            -            -        275,068
Comprehensive income:
  Realization of gain on
    non-current marketable
    securities                        -             -           -            -       25,958         25,958
  Net income                          -             -           -    3,041,644            -      3,041,644
                                                                                               ------------
  Comprehensive income                -             -           -            -            -      3,067,602
                             -----------  ------------  ----------  -----------  -----------   ------------
Balance at
  March 31, 1999             13,423,212   $21,907,546   $ 671,536   $ (954,334)  $        -    $21,624,748
                             ===========  ===========   ==========  ===========  ===========   ============


                 See accompanying notes to financial statements.

                                     - F 5 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                  YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                             1999         1998          1997
                                        ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).....................  $ 3,041,644   $   143,144   $(4,363,357)
Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities:
    Depreciation and amortization.....    3,958,553     3,365,544     2,772,520
    Bad debt expense..................    3,481,822     2,396,472     3,245,314
    Deferred tax benefit..............   (1,091,662)     (609,984)     (408,841)
    Realization of loss on
      marketable securities...........            -             -       656,250
    Changes in operating assets
      and liabilities, net of effects
      from purchase of SBC and Huron:
      Restricted cash.................            -       511,927      (169,481)
      Accounts receivable.............   (9,242,251)   (5,591,193)   (4,911,368)
      Inventories.....................      163,640      (530,331)     (199,634)
      Other current assets............     (375,553)     (244,931)     (449,264)
      Deposits and other assets.......     (573,680)     (160,766)     (144,228)
      Accounts payable................      674,434    (1,121,977)      416,411
      Accrued expenses................    1,209,219      (758,703)    1,359,655
      Income taxes payable............      791,531        72,317      (163,980)
      Deferred tuition revenue........    4,609,764     2,966,802       243,393
      Other liabilities...............     (134,866)     (312,151)     (156,254)
                                        ------------  ------------  ------------
Net cash provided by (used in)
  operating activities................    6,512,595       126,170    (2,272,864)
                                        ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment....   (2,318,677)   (3,722,988)   (3,870,181)
Proceeds from sale of
  marketable securities...............      288,458             -             -
                                        ------------  ------------  ------------
Net cash used in
  investing activities................   (2,030,219)   (3,722,988)   (3,870,181)
                                        ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of
  credit, long-term borrowings and
  capital lease obligations...........   34,787,943    36,742,951    32,868,173
Principal payments on revolving line
  of credit, long-term borrowings,
  capital lease obligations and
  other liabilities...................  (38,680,451)  (35,380,560)  (33,742,193)
Principal (payments) proceeds from
  short-term notes payable............     (156,018)      156,018             -
Proceeds from purchases in stock
  purchase plan, exercise of options
  and warrants........................      448,924     1,608,813       443,976
Proceeds from sale of common stock....            -             -     6,479,619
Proceeds from Huron acquisition.......            -             -     1,200,683
                                        ------------  ------------  ------------
Net cash (used in) provided by
  financing activities................   (3,599,602)    3,127,222     7,250,258
                                        ------------  ------------  ------------
Increase (decrease) in cash
  and cash equivalents................      882,774      (469,596)    1,107,213
Cash and cash equivalents at
  beginning of year...................    3,384,336     3,853,932     2,762,141
CTU activity for the three-months
  ended March 31, 1997................            -             -       (15,422)
                                        ------------  ------------  ------------
Cash and cash equivalents
  at end of year......................  $ 4,267,110   $  3,384,336  $  3,853,932
                                        ============  ============  ============

Continued on the following page.

                 See accompanying notes to financial statements.


                                     - F 6 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                  YEAR ENDED MARCH 31,
                                        ----------------------------------------
                                            1999          1998         1997
                                        ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING AND INVESTMENT ACTIVITIES:
Equipment acquired under
  capital leases......................  $ 2,140,364   $ 1,712,979   $ 1,181,153
                                        ============  ============  ============

Assets acquired in
  Huron acquisition...................  $         -   $         -   $ 1,467,220
                                        ============  ============  ============

Liabilities assumed in
  Huron acquisition...................  $         -   $         -   $ 2,667,903
                                        ============  ============  ============

Release of restricted cash previously
  in escrow for SBC acquisition.......  $         -   $         -   $ 2,400,000
                                        ============  ============  ============

Treasury stock issued
  for purchase of DFAS................  $         -   $         -   $   203,000
                                        ============  ============  ============

Value of stock options issued
  for services rendered...............  $         -   $         -   $    55,036
                                        ============  ============  ============

Value of stock issued for
  401(K) employee match...............  $   275,068   $         -   $         -
                                        ============  ============  ============

Stock issued in connection
  with acquisition of SBC.............  $         -   $         -   $ 5,632,126
                                        ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Interest paid.........................  $ 1,276,533   $ 1,234,201   $   877,494
                                        ============  ============  ============
Income taxes paid.....................  $   422,852   $         -   $   211,479
                                        ============  ============  ============


                 See accompanying notes to financial statements.

                                     - F 7 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The primary business of Whitman Education Group, Inc. and its Subsidiaries ("Whitman") is the operation of degree and non-degree granting proprietary schools devoted to career training primarily in the medical, technical, and business fields. Whitman's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and M.D.J.B., Inc., the parent corporation of Colorado Technical University ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs") to pay for a substantial portion of their tuition.

     As an educational institution, Whitman is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education ("Department of Education").

Principles of Consolidation

     The consolidated financial statements include the accounts of Whitman Education Group, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Whitman considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

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

Inventory

     Inventory consists primarily of books, uniforms and supplies and is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

                                     - F 8 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

Goodwill

     Whitman amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. As of March 31, 1999 and 1998, accumulated amortization was $899,000 and $595,000, respectively.

Impairment of Long-Lived Assets

     In fiscal 1997, Whitman adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
Long-Lived Assets." SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The effect of adopting SFAS No. 121 was not material.

Net Income (Loss) Per Common Share

     In fiscal 1998, Whitman retroactively adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS.

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.


                                     - F 9 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Advertising

     Whitman expenses advertising costs as incurred. Advertising expense which is included in selling and promotional expenses amounted to approximately $4,499,000, $3,957,000 and $3,223,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

Income Taxes

     Deferred income tax assets and liabilities are determined based on the differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. Whitman has elected, in accordance with provisions of SFAS 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations treatment for its stock plan. Under APB 25, because the exercise price of Whitman's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation. These changes had no effect on previously reported net income
(loss).




                                    - F 10 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In fiscal 1999, Whitman adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Whitman's available-for-sale securities, which prior to its adoption were recorded separately in stockholders' equity, to be included in "other comprehensive income." For the years ended March 31, 1999, 1998 and 1997,total comprehensive income (loss) was $3,067,602, $117,186 and ($4,091,887), respectively.

     In fiscal 1999, Whitman adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.


2. ACQUISITIONS

HURON UNIVERSITY

     On December 30, 1996, CTU acquired the South Dakota operations and certain assets at two campuses of Huron University. The purchase price consisted of $2.3 million of which approximately $2.0 million was paid in cash (of which $200,000 was placed in escrow for post- closing adjustments), acquisition costs of $150,000 and the assumption of $1.4 million of net liabilities. In addition, Whitman assigned the right to purchase the Huron real property to a third party, Huron Education, Inc. ("HEI"), a South Dakota not-for-profit organization, in exchange for $3.9 million and simultaneously leased the real property from HEI upon the satisfaction of $757,000 in existing mortgages and after placing $500,000 in escrow to be used for the satisfaction of assumed cash obligations of Huron University. In connection with this transaction, the community of Huron, South Dakota, through HEI paid to Whitman $527,000 (which is included in the $3.9 million received from HEI) as an inducement for Whitman to acquire the operations of Huron University. This inducement has been accounted for as a deferred credit and wil be amortized over the lease period of nine years. These transactions resulted in a net purchase price of $1,500,000 (comprised of the receipt of cash totalling $1,200,000 and the assumption of current liabilities totalling $2,700,000) which was allocated to current assets totalling $1,500,000.


                                    - F 11 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS - (CONTINUED)

HURON UNIVERSITY - CONTINUED

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the net liabilities acquired are included in Whitman's balance sheets as of March 31, 1997 and operations have been included in Whitman's operations beginning on January 1, 1997.

     The following unaudited pro forma information combines the results of operations of Whitman and Huron University for the fiscal year ended March 31, 1997 as if the transaction had occurred at April 1, 1996, after giving effect to certain adjustments including additional rent expense and reductions in interest and depreciation expense. This pro forma information does not purport to be indicative of the results that actually would have occurred if the acquisition had been effective on the dates indicated or which may be obtained in the future.

                                                                 1997
                                                            -------------
        Net revenues.................................       $ 49,727,000
        Net loss.......................................       (5,029,000)
        Basic net loss per share.......................             (.44)
        Diluted net loss per share....................              (.44)

     At the date of acquisition, Huron University operated as a regionally accredited degree granting institution with campuses in Huron and Sioux Falls, South Dakota, enrolling approximately 600 students primarily in management, health sciences, general studies and other programs. Huron University confers degrees at the associate's, bachelor's and master's levels.

     Effective December 30, 1996, CTU entered into a lease with HEI which provides for a nine year term with an option to renew for an additional six year term (see Note 14). The lease also provides CTU with an option to purchase the property at any time during the lease term.

COLORADO TECHNICAL UNIVERSITY

     On March 29, 1996, Whitman completed the merger with CTU, a regionally accredited degree granting institution. CTU currently operates four campuses, two in Colorado and two in South Dakota, and has approximately 3,000 students enrolled primarily in computer science, engineering and management programs. CTU confers degrees at the associate's, bachelor's, master's and doctoral levels.



                                    - F 12 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2. ACQUISITIONS - (CONTINUED)

COLORADO TECHNICAL UNIVERSITY - CONTINUED

     In connection with the merger, Whitman issued 2,499,870 shares of its common stock in exchange for all of the issued and outstanding stock of CTU. The merger was accounted for using the pooling of interests method of accounting and, accordingly, Whitman's consolidated financial statements were previously restated to include the accounts and operations of CTU for all periods prior to the merger. Prior to the merger, CTU had reported its financial results on a calendar year basis. The consolidated financial statements for the year ended March 31, 1997 were previously adjusted to conform CTU's year end with that of Whitman. The effect arising from the exclusion of net income of $162,195 for the three month period ended March 31, 1996 in the accompanying consolidated statements of operations and cash flows for the year ended March 31, 1997, is presented in the accompanying consolidated statement of changes in stockholders' equity as an adjustment to retained earnings for the change in fiscal year of CTU. The consolidated financial statements for all periods prior to fiscal 1997 have not been restated for the change in fiscal year of CTU.

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

     The acquisition of SBC has been accounted for as a purchase, and the net assets and results of operations are included in Whitman's consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets and liabilities of SBC based on their relative fair market value which approximated their net book value. The purchase price and expenses associated with the acquisition exceeded the fair value of SBC's net assets by approximately $10.6 million which has been assigned to goodwill. In connection with the acquisition, Whitman acquired


3. DISPOSITION OF HURON UNIVERSITY

     On  May  3,  1999,  Colorado  Technical   University,   Inc.,  an  indirect
wholly-owned subsidiary of Whitman, entered into an Amended and Restated Contribution Agreement pursuant to which the assets and certain liabilities of its Huron University campus in Huron, South Dakota will be transferred to Newco, LLC., a South Dakota limited liability company formed by existing members of Huron University's management team. In connection with the transaction, Colorado Technical University will contribute the operating assets of Huron University and $500,000 to Newco, and Newco will issue Colorado Technical University, Inc. membership interests equal to 19.9% of the membership interests of Newco and assume the third party liabilities of Huron University. The membership interests would have a liquidation preference equal to the net value of the assets and cash contributed by Colorado Technical University.

     Completion of the transaction is subject to various conditions, including the obtaining of adequate financing by the new ownership group, the obtaining of all necessary state and other governmental agency approvals, the attaining of independent accreditation of Huron University by the North Central Association of Colleges and Schools and Huron University independently qualifying for participation in federal Title IV student financial assistance programs administered by the United States Department of Education. Subject to the occurrence of these conditions, the parties will seek to close the transaction in the second half of calendar 1999. There can be no assurance, however, that any of the foregoing conditions will be satisfied. Accordingly, there can be no assurance that the proposed transaction will be consummated.

                                    - F 13 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. FINANCIAL AID PROGRAMS

     Approximately 71% of Whitman's net revenues were received from students who participated in government sponsored financial aid programs under Title IV. These programs are subject to program review by the Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the Department of Education. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 1999.


5. ACCOUNTS RECEIVABLE

     A summary of activity for the allowance for doubtful accounts is as follows:


                                                YEAR ENDED MARCH 31,
                                     -------------------------------------------
                                          1999            1998          1997
                                     -------------   -------------  ------------
Balance at beginning of year......   $  4,208,777    $  2,821,261   $ 1,314,631
Net activity of CTU for the three
  months ended March 31, 1996.....              -               -        20,099
Acquisition of Huron..............              -               -        40,000
Charged to expense................      3,481,822       2,396,472     3,245,314
Accounts charged-off during the
  year, net of recoveries.........     (2,096,711)     (1,008,956)   (1,798,783)
                                     -------------   -------------  ------------
Balance at end of year............   $  5,593,888    $  4,208,777   $ 2,821,261
                                     =============   =============  ============


6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                    ESTIMATED               MARCH 31,
                                  USEFUL LIVES    ------------------------------
                                   (IN YEARS)         1999             1998
                                  ------------    -------------   --------------
Equipment......................      2-5          $ 13,108,793     $ 11,061,621
Leasehold improvements.........      1-10            6,393,829        5,459,652
Furniture and fixtures.........      7-10            3,442,322        2,639,065
Other..........................      5               3,100,080        2,554,939
                                                  -------------   --------------
                                                    26,045,024       21,715,277
Less accumulated depreciation
  and amortization.............                    (12,042,260)      (8,790,100)
                                                  -------------   --------------
                                                  $ 14,002,764     $  12,925,177
                                                  =============   ==============

                                    - F 14 -

7.   MARKETABLE SECURITIES

     On December 16, 1998, Whitman sold its marketable equity securities and realized a gain on the sale of $43,489. In fiscal 1998, an unrealized loss on noncurrent marketable equity securities of $33,750 ($25,958 net of income taxes) was recognized. During the fourth quarter of fiscal 1997, Whitman determined that the marketable securities should be written down from its cost basis of $952,500 to $296,250 as a result of an other than temporary decline in value. The total write down in the fourth quarter of fiscal 1997 of $656,250 includes $176,250 ($109,275 net of income taxes) which was previously reported as an unrealized loss on noncurrent marketable securities in Whitman's March 31,1996 stockholders' equity.


8.   Income Taxes

     The components of the income tax provision (benefit) are as follows:


                                          YEAR ENDED MARCH 31,
                              -----------------------------------------
                                   1999            1998        1997
                              -------------   ------------  -----------
Current..................     $  1,187,849    $   120,510   $        -
Deferred.................       (1,091,662)      (609,984)    (408,841)
                              -------------   ------------  -----------
Total income tax
  provision (benefit)....     $     96,187    $  (489,474)  $ (408,841)
                              =============   ============  ===========

     The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:


                                                    YEAR ENDED MARCH 31,
                                         ---------------------------------------
                                            1999           1998          1997
                                         -----------   ------------   ----------
Statutory tax rate...................         34.0 %        (34.0)%      (34.0)%
State income taxes, net..............         5.66           30.3         (4.5)
Permanent differences................         0.84           12.3          0.9
Change in valuation allowance........       (36.77)        (147.6)        35.9
Other, net...........................        (0.66)          (2.3)        (6.9)
                                         -----------  -------------   ----------

Effective tax rate...................         3.07 %       (141.3)%       (8.6)%
                                         ===========  =============   ==========

                                    - F 15 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.   INCOME TAXES - (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Whitman's net deferred income taxes are as follows:


                                                     MARCH 31,
                                            -------------------------
                                                1999         1998
                                            -----------  ------------
Deferred tax assets:
     Accrued expenses...................    $  350,000   $   407,000
     Reserves and allowances............     2,186,000     1,248,000
     Tax credits........................       298,000        55,000
     Net operating loss carryforwards...       239,000     1,257,000
     Capital loss carryforward..........       231,000             -
     Unrealized depreciation in
        equity security.................             -       279,000
     Other (net)........................        13,000        36,000
                                            -----------  ------------
Total deferred tax assets...............     3,317,000     3,282,000
Valuation allowances....................       (50,000)   (1,204,000)
                                            -----------  ------------
Total deferred tax assets...............     3,267,000     2,078,000

Deferred tax liabilities:
     Prepaid expenses and other.........       (25,000)      (17,000)
     Depreciation and amortization......      (680,000)     (590,000)
                                            -----------   -----------
Total deferred tax liabilities..........      (705,000)     (607,000)
                                            -----------   -----------
Total deferred tax assets, net..........    $2,562,000    $1,471,000
                                            ===========   ===========

     SFAS 109 "Accounting for Income Taxes" requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of $50,000 is necessary at March 31, 1999. The valuation allowance decreased by $1,154,000 in fiscal 1999, decreased by $510,000 in 1998, and increased by $1,714,000 in 1997. At March 31, 1999 Whitman has available various state net operating loss carryforwards approximating $6,600,000, expiring in the year 2010 through 2013. Whitman has approximately $613,000 in capital loss carryforwards which begin to expire in 2004. Whitman also has an alternative minimum tax credit of approximately $259,000 which carries forward indefinitely.

                                    - F 16 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. DEBT

     Long-term debt consists of the following:


                                                        MARCH 31,
                                             --------------------------------
                                                 1999               1998
                                             ------------        ------------
$7.5 million revolver note expiring
  April 14, 1999 with interest at
  LIBOR plus 1.10%, 6.05% at
  March 31, 1999 and 6.79%
  at March 31, 1998....................      $ 6,923,035         $ 7,248,837

$2.0 million revolving credit
  facility expiring May 30, 1998,
  with interest at prime
  (floor of 6% and ceiling of 11%),
  8.5% at March 31, 1998...............                -           2,000,000

Notes payable in monthly installments
  through 2002, interest rates ranging
  from 8.875% to 9%....................          210,005             519,203

Note payable in monthly installments
  through June 13, 2002, with interest
  at prime plus 1.25% (adjusted every
  three years), 9.75% at March 31, 1999
  and at March 31, 1998................        1,267,821           1,500,000

Note payable due June 3, 1999, with
  interest at 12%......................          844,629             900,000
                                             ------------        ------------
Total..................................        9,245,490          12,168,040
Less current portion...................         (472,994)           (354,401)
                                             ------------        ------------
                                             $ 8,772,496         $11,813,639
                                             ============        ============

     The revolver note of $7.5 million is guaranteed by the Chairman of the Board of Whitman.

     The notes payable of $210,005 are secured by the furniture and equipment of CTU.

     The note payable of $844,629 is secured by equipment of SBC. The principal balance and all unpaid interest was paid on May 28, 1999.

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


                                    - F 17 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9. DEBT - (CONTINUED)

     On May 29, 1998, Whitman repaid the $2.0 million revolving credit facility by drawing down on the $7.5 million revolver note.

     On April 2, 1999, the expiration date on the $7.5 revolver note was extended from April 14, 1999 to July 31, 1999.

     On May 28, 1999, Whitman entered into an $8.5 million line of credit which is secured by all of the assets of Whitman. The interest rate on the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. The line of credit has an expiration date of June 30, 2000. One May 28, 1999, Whitman repaid the outstanding balances due on the $7.5 million revolver note and the notes payable of $210,005 and $844,629.

     Aggregate maturities of long-term debt at March 31, 1999 are as follows:


               Fiscal Year
               2000....................      $    472,994
               2001....................         8,232,241
               2002....................           467,555
               2003....................            72,700
               2004....................                 -
                                             ------------
                                             $  9,245,490
                                             ============


10. CAPITALIZED LEASE OBLIGATIONS

     Whitman leases equipment under several lease agreements which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.



                                    - F 18 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  CAPITALIZED LEASE OBLIGATIONS - (CONTINUED)

     During 1999 and 1998, Whitman entered into leases totaling approximately $2,140,000 and $1,713,000, respectively, in connection with the purchase of equipment. The amortization of leased assets of $1,022,000 and $869,000 for the years ended March 31, 1999 and 1998, respectively, is included in depreciation. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:


                                                 1999            1998
                                             ------------   -------------
          Equipment......................     $6,283,003    $  5,169,560
          Furniture and fixtures.........        471,105         149,228
          Automobiles....................              -          21,660
                                             ------------   -------------
                                               6,754,108      5 ,340,448
          Less accumulated amortization..     (2,923,865)     (2,509,781)
                                             ------------   -------------
                                             $ 3,830,243    $  2,830,667
                                             ============   =============

     Future minimum lease payments under capital leases at March 31, 1999 are as follows:



          FISCAL YEAR
          -----------

          2000                                              $  1,992,280
          2001                                                 1,468,616
          2002                                                 1,358,712
          2003                                                   843,476
          2004                                                   153,028
                                                            -------------
          Total minimum lease payments                         5,816,112
          Less amount representing interest (8%-12%)          (1,048,266)
          Less amount classified as current                   (1,517,912)
                                                            -------------
                                                            $  3,249,934
                                                            =============


11. EMPLOYEE BENEFIT PLAN

     Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $307,000, $125,000 and $97,000 for the years ended March 31, 1999, 1998 and 1997, respectively.



                                    - F 19 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. STOCK OPTION PLANS AND WARRANTS

     Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 4,352,450 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                                                Weighted
                                            Average Exercise            Number
                                            Price Per Share           Of Shares
                                            ----------------          ---------
Outstanding March 31, 1996..............           2.94               2,083,400
Granted.................................           5.83                 993,750
Exercised...............................           2.51                (351,466)
Cancelled...............................           3.67                 (98,584)
                                                                      ----------

Outstanding March 31, 1997..............           4.07               2,627,100
Granted.................................           5.00                 740,450
Exercised...............................           2.89                 (16,000)
Cancelled...............................           5.29                (177,950)
                                                                      ----------

Outstanding March 31, 1998..............           4.24               3,173,600
Granted.................................           4.84                 699,200
Exercised...............................           2.91                (115,450)
Canceled................................           5.36                (238,500)
                                                                      ----------

Outstanding March 31, 1999..............                              3,518,850
                                                                      ==========

     As required by FAS 123, pro forma information regarding net income and earnings per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free rates of 5.2% and 6.1% ; no dividend yields for both; volatility factors of the expected market price of Whitman's common stock of 0.439 and 0.566; and a weighted-average expected life of the option of
7.0 for both years. The weighted-average fair value of the stock options for the years 1999 and 1998 were $2.61 and $3.19, respectively.


                                    - F 20 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. STOCK OPTION PLANS AND WARRANTS - (CONTINUED)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Whitman's fiscal 1999 and 1998 pro forma information follows:

                                                  1999             1998
                                               -----------    -------------

         Net income (loss).................    $  567,518     $ (1,763,020)
          Basic and diluted net income
            (loss) per share...............           .04             (.13)


     The 1999 and 1998 pro forma effect on net income (loss) is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1997.

     The exercise price of options outstanding for fiscal years 1999 and 1998 ranged as follows:

                             NUMBER          WEIGHTED AVERAGE REMAINING
     EXERCISE PRICE        OF OPTIONS         CONTRACTUAL LIFE (YEARS)
     --------------        ----------        --------------------------
     $3.31 - $4.97           664,800                 5.97
     $4.98 - $7.47           774,850                 6.95


     Stock options totalling 2,087,692 and 1,679,649 were exercisable at the end of fiscal 1999 and 1998, respectively. Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 6,977,393 shares.

     Whitman has 1,650,000 warrants outstanding at an average exercise price of $4.01 maturing between January 2000 and February 2001.


                                    - F 21 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13. RELATED PARTY TRANSACTIONS

     The seller of SBC is the beneficial owner of three buildings occupied by SBC under lease agreements. In the fiscal years ended March 31, 1999, 1998 and 1997, Whitman's SBC subsidiary paid the seller rent totalling $396,000, $453,000 and $432,000, respectively.

     Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's president. In the fiscal years ended March 31, 1999, 1998 and 1997, Whitman purchased $120,300, $120,300 and $78,900 in textbooks and materials from that entity.

     In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by IVAX Corporation. A director and shareholder of Whitman is also Chairman of IVAX Corporation. In the fiscal years ended March 31, 1999, 1998 and 1997 Whitman incurred rent expense in the amount of $ 146,000, $141,000 and $125,000 respectively.


14. COMMITMENTS AND CONTINGENCIES

     Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases as of March 31, 1999 are as follows:


     FISCAL YEAR
     -----------
     2000...............................................      $  5,493,189
     2001...............................................         4,465,890
     2002...............................................         3,688,793
     2003...............................................         3,411,488
     2004...............................................         2,504,678
     Thereafter.........................................        10,399,292
                                                              ------------
     Total minimum lease payments.......................      $ 29,963,330
                                                              ============

     Rent  expense  during  fiscal  1999,   1998  and  1997  was   approximately
$5,397,801, $4,750,000 and $3,766,000, respectively.

     In fiscal 1999 Whitman entered into financing agreements to acquire capital equipment totaling $2,140,000. In fiscal 1999, $2,140,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 1999, Whitman had $715,000 of letters of credit outstanding.


                                    - F 22 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The Office of the Inspector General ("OIG") of the Department of Education is currently conducting an audit of the SBC campus in Granite City, Illinois for the fiscal year ended March 31, 1998. Although this audit has not yet been completed and no audit report has been issued, the OIG representatives have questioned the Granite City campus' inclusion of institutional scholarships as non-Title IV funds in determining compliance with the 85/15 rule. The Company has responded to the OIG. Although the Company believes that the Granite City campus was in compliance with the 85/15 rule and that the OIG audit will be resolved without any material adverse effect, as with any such audit, no assurance can be given as to the final outcome since matters are not yet resolved.

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

     In August 1998, three former students of the diagnostic medical ultrasound program of the Philadelphia UDS school filed a lawsuit against Whitman, UDS, certain of our current and former officers, directors and employees and a former consultant, styled Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The complaint, as subsequently amended alleges, among other things, certain state and federal statutory violations, breach of contract and fraud and seeks to have the action certified as a class action encompassing certain students who attended the general ultrasound program at any of the 15 UDS schools and received federal financial aid during the alleged class period. The plaintiffs seek injunctive relief, compensatory, treble and punitive damages and attorneys' fees and costs. No ruling on class certification has been issued. Management believes the lawsuit is without merit and intends to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to the Company, it could have a material adverse effect on its financial position and results of operations.


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities approximate fair value because the interest rate is tied to a quoted variable index.


                                     -F 23-

16. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. All earnings per share amounts for all periods have been presented, and where necessary, related to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                           FOR THE YEAR ENDED MARCH 31,
                                      ------------------------------------------
                                           1999          1998           1997
                                      ------------  -------------  -------------
Numerator:
     Net income (loss).............   $ 3,041,644   $    143,144   $ (4,363,357)
                                      ============  =============  =============
Denominator:
     Denominator for basic
       earnings per share -
         weighted average shares...    13,246,796     12,866,045     11,404,862
Effect of dilutive securities:
     Employee stock options........       493,334        804,746              -
     Warrants......................        89,584        401,179              -
                                      ------------  -------------  -------------
     Dilutive potential
       common shares...............       582,918      1,205,925              -
         Denominator for diluted
           earnings per share -
           adjusted weighted -
           average shares and
             assumed conversions...    13,829,714     14,071,970     11,404,862
                                      ============  =============  =============
Basic net income (loss) per share..   $       .23   $       0.01   $      (0.38)
                                      ============  =============  =============

Diluted net income (loss)
  per share........................   $       .22   $       0.01   $     ( 0.38)
                                      ============  =============  =============


                                    - F 24 -

                          WHITMAN EDUCATION GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. SEGMENT AND RELATED INFORMATION

     In fiscal 1999, Whitman adopted the provision of SFAS No. 131, "Disclosures About Segments of an Enterprise." Whitman is organized by two reportable segments, the University Degree Division and the Associate Degree Division
through  three  wholly-owned   subsidiaries.   The  University  Degree  Division
primarily offers bachelors, masters and doctorate degrees through Colorado Technical University. The Associates Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Technical Services.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:


                                           FOR THE YEAR ENDED MARCH 31,
                                   ---------------------------------------------
                                        1999           1998            1997
                                   --------------  -------------   -------------
Net revenues:
  Associate Degree Division......  $  55,055,984   $ 44,319,376    $ 35,188,280
  University Degree Division.....     18,921,378     15,987,084      11,804,674
  Other..........................              -              -
                                   --------------  -------------   -------------
  Total .........................  $  73,977,362   $ 60,306,460    $ 46,992,954
                                   ==============  =============   =============

Income (loss) before income taxes:
  Associate Degree Division......  $   6,496,891   $  3,278,877    $ (2,156,666)
  University Degree Division.....     (1,097,029)    (1,448,278)         15,662
  Other..........................  $  (2,262,031)    (2,176,929)     (2,631,194)
                                   --------------  -------------   -------------
  Total..........................  $   3,137,831   $   (346,330)   $ (4,772,198)
                                   ==============  =============   =============

Total assets:
  Associate Degree Division......  $  48,250,099   $ 41,113,240    $ 37,815,405
  University Degree Division.....     13,341,559     12,072,072       9,518,904
  Other..........................        987,957        635,857         683,185
                                   --------------  -------------   -------------
  Total..........................  $  62,579,615   $ 53,821,169    $ 48,017,494
                                   ==============  =============   =============

Capital expenditures:
  Associate Degree Division......  $   3,325,791   $  3,045,389    $  3,224,843
  University Degree Division.....      1,075,262      2,161,633       1,826,491
  Other..........................         57,988        228,945               -
                                   --------------  -------------   -------------
  Total..........................  $   4,459,041   $  5,435,967    $  5,051,334
                                   ==============  =============   =============

                                    - F 25 -