Form 10-Q
period 1999-06-30
WHITMAN EDUCATION GROUP INC
filed 1999-08-10
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

          Florida                                              22-2246554
-------------------------------                        -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  4400 Biscayne Boulevard, Miami, Florida 33137
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (305) 575-6510
               --------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X         No
                                   --------        ---------
     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of August 6, 1999, there were 13,436,550 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                  JUNE 30, 1999



                                TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements....................................          3
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................          8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................         12
Item 4.    Submission of Matters to a Vote of Security Holders.....         13
Item 6.    Exhibits and Reports on Form 8-K........................         13

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   JUNE 30,        MARCH 31,
                                                    1999             1999
                                              ----------------  ----------------
                                                 (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents................   $   1,469,515    $    4,267,110
    Accounts receivable, net.................      21,946,062        27,114,533
    Inventories..............................       1,348,380         1,450,815
    Deferred tax assets, net.................       2,871,210         2,562,705
    Other current assets.....................       1,933,093         1,504,878
                                              ----------------  ----------------
        Total current assets.................      29,568,260        36,900,041
Property and equipment, net..................      13,643,668        14,002,764
Deposits and other assets, net...............       1,865,396         1,761,220
Goodwill, net................................       9,835,154         9,915,590
                                              ----------------  ----------------
        Total assets........................    $  54,912,478    $   62,579,615
                                              ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................    $   1,963,829    $    1,942,740
     Accrued expenses.......................        3,454,187         3,049,371
     Income taxes payable...................                -           898,664
     Current portion of capitalized
        lease obligations...................        1,503,628         1,517,912
     Current portion of long-term debt......          356,189           472,994
     Deferred tuition revenue...............       16,192,210        20,575,914
                                              ----------------  ----------------
        Total current liabilities...........       23,470,043        28,457,595
Other liabilities...........................          409,989           474,842
Capitalized lease obligations...............        3,286,590         3,249,934
Long-term debt..............................        6,586,963         8,772,496
Commitment and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
        100,000,000 shares issued and
        outstanding 13,431,550 at
        June 30, 1999 and 13,423,212 shares
        at March 31, 1999...................       21,907,546        21,907,546
     Additional paid-in capital.............          671,536           671,536
     Accumulated deficit....................       (1,420,189)         (954,334)
                                              ----------------  ----------------
         Total stockholders' equity.........       21,158,893        21,624,748
                                              ----------------  ----------------
         Total liabilities and
            stockholders' equity............    $  54,912,478    $   62,579,615
                                              ================  ================


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                             -----------------------------------
                                                 1999                1998
                                             --------------      ---------------
Net revenues...............................  $  17,990,547       $   15,767,907

Costs and expenses:
     Instructional and educational
        support............................     12,586,967           10,881,591
     Selling and promotional...............      2,628,693            2,597,616
     General and administrative............      3,337,164            3,022,579
                                             --------------      ---------------

Total costs and expenses...................     18,552,824           16,501,786
                                             --------------      ---------------

Loss from operations.......................       (562,277)            (733,879)
Other (income) and expenses:
     Interest expense......................        284,380              318,221
     Interest income.......................        (72,297)             (68,803)
                                             --------------      ---------------

Loss before income tax benefit.............       (774,360)            (983,297)
Income tax benefit.........................        308,505              343,000
                                             --------------      ---------------

Net loss...................................  $    (465,855)      $     (640,297)
                                             ==============      ===============

Net loss per share:
     Basic and diluted.....................  $       (0.03)      $        (0.05)
                                             ==============      ===============

Weighted average common share outstanding:
     Basic and diluted.....................     13,427,663           13,198,767
                                             ==============      ===============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                -------------------------------
                                                    1999               1998
                                                 -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................     $   (465,855)   $    (640,297)
Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
       Depreciation and amortization........        1,100,630          984,698
       Bad debt expense.....................          797,388          662,487
       Deferred tax benefit.................         (308,505)        (343,000)
       Changes in operating assets
        and liabilities:
         Accounts receivable................        4,371,083          571,691
         Inventories........................          102,435          187,437
         Other current assets...............         (430,340)        (426,678)
         Deposits and other assets..........         (116,053)           2,029
         Accounts payable...................           21,089          685,559
         Accrued expenses...................          404,816        1,480,356
         Income taxes payable...............         (898,664)        (127,133)
         Deferred tuition revenue...........       (4,383,704)      (2,458,879)
         Other liabilities..................          (64,853)         (53,902)
                                                  ------------   --------------
Net cash provided by operating activities...          129,467          524,368
                                                  ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property and equipment..........         (143,842)      (1,134,156)
                                                  ------------   --------------
Net cash used in investing activity.........         (143,842)      (1,134,156)
                                                  ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit
     and long-term borrowings and
     capitalized lease obligations..........       15,040,902       12,591,166
Principal payments on revolving line
     of credit, long-term borrowings,
     capital lease obligations and
     other liabilities......................      (17,824,122)     (15,105,251)
Proceeds from exercise of options
     and warrants...........................                -            3,812
                                                  ------------   --------------
Net cash used in financing activities.......       (2,783,220)      (2,510,273)
                                                  ------------   --------------

Decrease in cash and cash equivalents.......       (2,797,595)      (3,120,061)
Cash and cash equivalents at
     beginning of year......................        4,267,110        3,384,336
                                                  ------------   --------------
Cash and cash equivalents at end of year....      $ 1,469,515    $     264,275
                                                  ============   ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING AND INVESTMENT ACTIVITIES:
Equipment acquired under capital leases.....      $   503,254    $     165,491
                                                  ============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid...............................      $   313,812    $     287,791
                                                  ============   ==============
Income taxes paid...........................      $ 1,266,287    $     142,125
                                                  ============   ==============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Whitman, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Whitman's Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford Brown College, Inc. ("Sanford-Brown College") and MDJB, Inc. ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated. Hereafter, reference to "Whitman" shall include collectively Whitman Education Group, Inc. and its operating subsidiaries, Ultrasound Diagnostic Schools, Sanford-Brown College and Colorado Technical University.

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


2.       EARNINGS PER SHARE

     For the three months ended June 30, 1999 and 1998, there was no difference between basic and diluted earnings per share.


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

     For  the   three  months  ended   June 30,  1999  and June 30, 1998,  total
comprehensive losses were $465,855 and $625,297, respectively.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

4.       DEBT

     On May 28, 1999, Whitman entered into an $8.5 million line of credit which is secured by all of the assets of Whitman. The interest rate on the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. The line of credit has an expiration date of June 30, 2000. On May 28, 1999, Whitman repaid the outstanding balance due on the $7.5 million revolver note. In addition, Whitman repaid the outstanding balances due on the notes payable at March 31, 1999 of $210,005 and $844,629.


5.       DISPOSITION OF HURON UNIVERSITY

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


6.       CONTINGENCIES

     In July 1999, in the previously reported case styled, Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the
Eastern District of Pennsylvania (Civil Action No. 98-CV-4076), the Court certified a class of all students in the general ultrasound program who incurred financial obligations (federally guaranteed student loans or aid) from August 1, 1994 to August 1, 1998 to attend an Ultrasound Diagnostic School. However, the Court rejected the plaintiffs' theories that the Ultrasound Diagnostic School made misrepresentations to students and to its accrediting body and allowed the case to proceed as a class action only to the extent that the plaintiffs could prove that the schools "did not meet even the most minimal requirements of a vocational program." We believe that the lawsuit is without merit and intend to continue to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to us, it could have a material adverse effect on our financial position and results of operations.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

7.       SEGMENT AND RELATED INFORMATION

     In fiscal 1999, Whitman adopted the provision of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise." Whitman is organized by two reportable segments, the University Degree Division and the Associate Degree Division through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Technical Services.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:


                                                  FOR THE THREE MONTHS ENDED
                                                          JUNE 30,
                                                    1999             1998
                                               ---------------  ----------------
Net revenues:
      Associate Degree Division..............  $   13,096,581   $    11,785,156
      University Degree Division.............       4,893,966         3,982,751
      Other..................................               -                 -
                                               ---------------  ----------------
      Total .................................  $   17,990,547   $    15,767,907
                                               ===============  ================

Loss before income tax benefit:
      Associate Degree Division..............  $     (254,798)  $       425,543
      University Degree Division.............         100,611          (827,650)
      Other..................................        (620,173)         (581,190)
                                               ---------------  ----------------
      Total..................................  $     (774,360)  $      (983,297)
                                               ===============  ================

                                                JUNE 30, 1999    MARCH 31, 1999
                                               ---------------  ----------------
Total assets:
      Associate Degree Division..............  $   43,078,999   $    48,250,099
      University Degree Division.............       9,580,157        13,341,559
      Other..................................       2,253,322           987,957
                                               ---------------  ----------------
      Total..................................  $   54,912,478   $    62,579,615
                                               ===============  ================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 1999 and the condensed consolidated financial statements  and  the  related  notes  to the  condensed  consolidated  financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions
of  the Securities  Litigation   Reform   Act   of   1995.    Such    statements

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

may include, but are not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future operations. Investors are cautioned that forward looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary post-secondary educational institutions, which may cause Whitman's actual results, performance or achievements to differ materially from the forward looking statements made in the report or otherwise made by or on behalf of Whitman. Factors that may affect future results include the unanticipated operational impact of Year 2000 issues, the ultimate resolution of legal proceedings involving Whitman and certain economic, competitive, governmental and other factors discussed in this report and in Whitman's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                  FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -------------------------------
                                                      1999             1998
                                                 --------------   --------------
Net revenues.................................           100.0%           100.0%
Costs and expenses:
     Instructional and educational support...            70.0             69.0
     Selling and promotional.................            14.6             16.5
     General and administrative..............            18.5             19.2
                                                 --------------   --------------
Total costs and expenses.....................           103.1            104.7
                                                 --------------   --------------
Loss from operations.........................            (3.1)            (4.7)
Other (income) and expenses:
     Interest expense........................             1.6              2.0
     Interest income.........................            (0.4)            (0.4)
                                                 --------------   --------------
Loss before income tax benefit...............            (4.3)            (6.3)
Income tax benefit...........................             1.7              2.2
                                                 --------------   --------------

Net loss.....................................            (2.6)%           (4.1)%
                                                 ==============   ==============


THREE  MONTHS  ENDED JUNE 30, 1999  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1998

     Net revenues increased by $2.2 million or 14.1% to $18.0 million for the three months ended June 30, 1999 from $15.8 million for the three months ended June 30, 1998. The increase was primarily due to an increase in average student enrollment. Average student enrollment increased 10.9% overall with the
University Degree Division experiencing a 12.6% increase and the Associate Degree Division experiencing a 10.0% increase.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

     Instructional and educational support increased by $1.7 million or 15.7% to $12.6 million for the three months ended June 30, 1999 from $10.9 million for the three months ended June 30, 1998. As a percentage of net revenues, instructional and educational support expenses were 70.0% and 69.0%, respectively, for the three months ended June 30, 1999 and June 30, 1998. The increases in instructional and educational support expenses were primarily due to the addition of faculty and student support personnel, the addition of equipment, and the expansion of six facilities in the Associate Degree Division. These increases were necessary to support the growth in enrollments.

     Selling and promotional expenses increased $31,000 or 1.2% to $2.6 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. As a percentage of net revenues, selling and promotional expenses decreased to 14.6 % for the three months ended June 30, 1999 as compared to 16.5% for the three months ended June 30, 1998. The decrease in selling and promotional expenses as a percentage of net revenues was due to an increase in revenues at a greater rate than the rate of increase in selling and promotional expenses.

     General and administrative expenses increased by $0.3 million or 10.4% to $3.3 million for the three months ended June 30, 1999 from $3.0 million for the three months ended June 30, 1998. The increase in general and administrative expenses was primarily due to an increase in administrative costs necessary to support the growth in student population. As a percentage of net revenues, general and administrative expenses were 18.5% and 19.2%, respectively, for the three months ended June 30, 1999 and June 30, 1998. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     We reported a net loss of $0.5 million for the three months ended June 30, 1999 as compared to a net loss of $0.6 million for the three months ended June 30, 1998. The decrease in the net loss was primarily due to an increase in operating income of $0.9 million generated from the University Degree Division, which was partially offset by a decrease in operating income of $0.7 million from the Associate Degree Division.


SEASONALITY

     We experience seasonality in our quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in our schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

     The operating results of Huron University are significantly affected by seasonality. As a more traditional university, Huron University experiences a significant decline in revenues during the late spring and summer. The decline in revenues combined with a relatively constant level of operating expenses resulted in operating losses of $734,000 and $913,000 at Huron University for the three months ended June 30, 1999 and 1998, respectively.

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

YEAR 2000 ISSUE

     We have implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. We are also monitoring the adequacy of the manner in which certain third parties and third party vendors of systems are attempting to address the Year 2000 issue. We have substantially completed an assessment of our computer systems and believe that with the modifications made to existing software and the conversions made to new software, the Year 2000 issue will not pose significant operational problems to our information systems. We expect to complete testing of the Year 2000 issues by the Fall of 1999, which would be prior to any anticipated impact on our operating systems.

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


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1999 and March 31, 1999 were $1.5 million and $4.3 million, respectively. Our working capital totaled $6.1 million at June 30, 1999 and $8.4 million at March 31, 1999.

     Net cash of $0.1 million and $0.5 million was provided by operating activities for the three months ended June 30, 1999 and 1998, respectively. The decrease of $0.4 million was primarily due to a decrease in accounts payable and accrued expenses due to the timing of payments.

     Net cash of $0.1 million and $1.1 million was used in investing activities for the three months ended June 30, 1999 and 1998, respectively. The decrease of $1.0 million was due to a decrease in cash used for capital expenditures.

     Net cash of $2.8 million and $2.5 million was used in financing activities for the three months ended June 30, 1999 and 1998, respectively.
The   increase   in  cash   used   was   due  to an  increase of $0.3 million in

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

net payments on long-term borrowings.

     We have an $8.5 million line of credit which expires on June 30, 2000. At June 30, 1999, we had $5.8 million outstanding under this facility and letters of credit outstanding of $820,000 which reduced the amount available for borrowing. The amounts borrowed under this facility for the three months ended June 30, 1999 were primarily used for operations, repayment of debt and capital expenditures. We intend to refinance or extend our line of credit facility on a long-term basis prior to June 30, 2000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. We receive approximately 71% of our funding from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that with our working capital, our cash flow from operations, our working capital facilities and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.



                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In July 1999, in the previously reported case styled, Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the
Eastern District of Pennsylvania (Civil Action No. 98-CV-4076), the Court certified a class of all students in the general ultrasound program who incurred financial obligations (federally guaranteed student loans or aid) from August 1, 1994 to August 1, 1998 to attend an Ultrasound Diagnostic School. However, the Court rejected the plaintiffs' theories that the Ultrasound Diagnostic School made misrepresentations to students and to its accrediting body and allowed the case to proceed as a class action only to the extent that the plaintiffs could prove that the schools "did not meet even the most minimal requirements of a vocational program." We believe that the lawsuit is without merit and intend to continue to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to us, it could have a material adverse effect on our financial position and results of operations.

                WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL SHAREHOLDERS' MEETING
----------------------------

     On August 6, 1999, the Company held its annual meeting of shareholders. The only business transacted at that meeting was the election of directors. All of the nominees for director were elected by the vote set forth opposite their names in the table below:


         ELECTION OF DIRECTORS               FOR                    WITHHELD
         -------------------------         ----------              ----------
         Phillip Frost, M.D.               11,831,292                 223,238
         Richard C. Pfenniger, Jr.         11,978,055                  76,475
         Jack R. Borsting, Ph.D.           11,978,055                  76,475
         Peter S. Knight                   11,977,955                  76,575
         Lois F. Lipsett, Ph.D.            11,978,255                  76,275
         Richard M. Krasno, Ph.D.          11,978,255                  76,275
         Percy A. Pierre, Ph.D.            11,978,255                  76,275
         Neil Flanzraich                   11,978,255                  76,275
         A. Marvin Strait                  11,978,255                  76,275

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
     --------

     27 Financial Data Schedule


(B)  REPORTS ON FORM 8-K
     -------------------

     No reports on Form 8-K were filed by Whitman during the quarter ended June 30, 1999.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHITMAN EDUCATION GROUP, INC.
                                           (Registrant)


                                      By: /s/ FERNANDO L. FERNANDEZ
                                          --------------------------------------
                                          Fernando L. Fernandez
                                          Vice President - Finance,
                                          Chief Financial Officer, Treasurer and
                                          Secretary

 Date:    ______________________