Form 10-Q
period 1999-09-30
WHITMAN EDUCATION GROUP INC
filed 1999-11-09
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

          Florida                                       22-2246554
--------------------------------                  -----------------------
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

                               Yes    X        No
                                   -------        -------

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of November 5, 1999, there were 13,449,681 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1999



                                TABLE OF CONTENTS


                                                                    Page No.
                                                                    --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...............................          3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................         11


PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K...................         18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                SEPTEMBER 30,       MARCH 31,
                                                    1999              1999
                                               ---------------    --------------
                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents...............    $  1,561,949     $   4,267,110
     Accounts receivable, net................      25,885,088        27,114,533
     Inventories.............................       1,242,702         1,450,815
     Deferred income taxes...................       3,240,286         2,562,705
     Other current assets....................       1,806,593         1,504,878
                                               ---------------    --------------
          Total current assets...............      33,736,618        36,900,041
Property and equipment, net..................      12,375,501        14,002,764
Deposits and other assets, net...............       3,469,399         1,761,220
Goodwill, net................................       9,754,718         9,915,590
                                               ---------------    --------------
          Total assets.......................    $ 59,336,236     $  62,579,615
                                               ===============    ==============

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................    $  1,978,384     $   1,942,740
     Accrued expenses........................       4,477,547         3,049,371
     Income taxes payable....................               -           898,664
     Current portion of capitalized
       lease obligations.....................       1,539,465         1,517,912
     Current portion of long-term debt.......               -           472,994
     Deferred tuition revenue................      20,533,876        20,575,914
                                               ---------------    --------------
          Total current liabilities..........      28,529,272        28,457,595
Other liabilities............................               -           474,842
Capitalized lease obligations................       3,994,100         3,249,934
Long-term debt...............................       6,189,278         8,772,496
Commitment and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
       100,000,000 shares issued and
       outstanding 13,441,761 at
       September 30, 1999 and 13,423,212
       shares at March 31, 1999..............      21,926,921        21,907,546
     Additional paid-in capital..............         674,173           671,536
     Accumulated deficit.....................      (1,977,508)         (954,334)
                                               ---------------    --------------
Total stockholders' equity...................      20,623,586        21,624,748
                                               ---------------    --------------
                                               $   59,336,236     $  62,579,615
                                               ===============    ==============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -----------------------------
                                                       1999           1998
                                                   -------------  --------------
Net revenues.................................      $ 18,398,523   $  18,299,125

Costs and expenses:
     Instructional and educational support...        12,756,547      11,580,926
     Selling and promotional.................         3,042,999       2,494,137
     General and administrative..............         3,284,185       3,731,624
                                                   -------------  --------------

Total costs and expenses.....................        19,083,731      17,806,687
                                                   -------------  --------------

(Loss) income from operations................          (685,208)        492,438
Other (income) and expenses:
     Interest expense........................           309,427         358,390
     Interest income.........................           (68,241)        (54,805)
                                                   -------------  --------------

(Loss) income before income tax benefit......          (926,394)        188,853
Income tax benefit...........................           369,075               -
                                                   -------------  --------------

Net (loss) income............................      $   (557,319)  $     188,853
                                                   =============  ==============

Net (loss) income per share:
     Basic and diluted ......................      $      (0.04)           0.01
                                                   =============  ==============

Weighted average common share outstanding:
     Basic...................................        13,438,048      13,205,650
                                                   =============  ==============
     Diluted.................................        13,438,048      13,927,576
                                                   =============  ==============




                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     FOR THE SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -----------------------------
                                                       1999             1998
                                                   -------------   -------------
Net revenues.................................      $ 36,407,936    $ 34,067,033

Costs and expenses:
     Instructional and educational support...        25,362,019      22,462,275
     Selling and promotional.................         5,671,693       5,091,753
     General and administrative..............         6,621,711       6,754,447
                                                   -------------   -------------

Total costs and expenses.....................        37,655,423      34,308,475
                                                   -------------   -------------

Loss from operations.........................        (1,247,487)       (241,442)
Other (income) and expenses:
     Interest expense........................           593,806         676,650
     Interest income.........................          (140,538)       (123,648)
                                                   -------------   -------------

Loss before income tax benefit...............        (1,700,755)       (794,444)
Income tax benefit...........................           677,581         343,000
                                                   -------------   -------------

Net  loss.....................................     $ (1,023,174)   $   (451,444)
                                                   =============   =============

Net loss per share:
     Basic and diluted........................     $      (0.08)   $      (0.03)
                                                   =============   =============

Weighted average common share outstanding:
     Basic and diluted........................       13,432,884      13,202,209
                                                   =============   =============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         1999          1998
                                                     -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.......................................      $ (1,023,174)  $  (451,444)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciated and amortization............         2,221,946     2,004,112
       Bad debt expense........................         1,624,616     1,761,342
       Deferred tax benefit....................          (677,581)     (343,000)
       Changes in operating assets
       and liabilities:
            Accounts receivable................          (880,229)   (6,200,554)
            Inventories........................            99,079       (25,571)
            Other current assets...............          (438,863)     (779,324)
            Deposits and other assets..........          (589,695)      (70,992)
            Accounts payable...................           297,709     1,630,146
            Accrued expenses...................         1,427,965     1,394,605
           Income taxes payable ...............          (898,664)     (127,133)
            Deferred tuition revenue...........         1,208,384     2,728,657
            Other liabilities..................          (474,842)     (108,746)
                                                     -------------  ------------
Net cash provided by operating activities......         1,896,651     1,412,098
                                                     -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.............          (645,602)   (1,247,152)
Investment in Newco............................        (1,167,779)            -
                                                     -------------  ------------
Net cash used in investing activities..........        (1,813,381)   (1,247,152)
                                                     -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit
     and long-term borrowings and capitalized
     lease obligations.........................        23,522,414    18,206,175
Principal payments on revolving line of
     credit, long-term borrowings and
     other liability...........................       (26,332,857)  (21,730,249)
Proceeds from exercise of options and
     warrants..................................            22,012         5,750
                                                     -------------  ------------
Net cash used in financing activities..........        (2,788,431)   (3,518,324)
                                                     -------------  ------------

Decrease in cash and cash equivalents..........        (2,705,161)   (3,353,378)
Cash and cash equivalents at beginning
     of period.................................         4,267,110     3,384,336
                                                     -------------  ------------
Cash and cash equivalents at end of period.....      $  1,561,949   $    30,958
                                                     =============  ============

Continued on following page.

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -----------------------------
                                                       1999             1998
                                                   -------------  --------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
Equipment acquired under capital leases........    $  1,643,286   $   1,537,782
                                                   =============  ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid..................................    $    596,920   $     602,915
                                                   =============  ==============
Income taxes paid..............................    $  1,335,356   $     155,200
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

2.       RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation. These changes had no effect on previously reported net income
(loss).

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

3.       EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      SEPTEMBER                SEPTEMBER
                               ----------------------  -------------------------
                                  1999        1998         1999        1998
                               ----------  ----------  ------------  -----------
Numerator:
     Net (loss) income         $ (557,319) $  188,853   $(1,023,174) $ (451,444)
                               =========== ===========  ============ ===========
Denominator:
     Denominator for basic
        net (loss)income per
        share - weighted
        average shares         13,438,048  13,205,650    13,432,884  13,202,209
Effect of dilutive securities:
     Employee stock options             -     579,613             -           -
     Warrants                           -     142,313             -           -
                               ----------- -----------  ------------ -----------
     Dilutive potential
       common shares                    -     721,926             -           -
         Denominator for
           diluted net(loss)
           income per share
           - adjusted weighted
           average shares and
           assumed conversions 13,438,048  13,927,576    13,432,884  13,202,209
                               =========== ===========  ============ ===========

Basic and diluted net (loss)
     income per share          $    (0.04) $     0.01   $     (0.08) $    (0.03)
                               =========== ===========  ============ ===========


4.       COMPREHENSIVE LOSS

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

     For the three months ended September 30, 1999 and 1998, total comprehensive loss was $557,319 and comprehensive income was $173,853, respectively. For the six months ended September 30, 1999 and 1998, total comprehensive losses were $1,023,174 and $451,444, respectively.

5.       CONTINGENCIES

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

5.       CONTINGENCIES - (CONTINUED)

Diagnostic School. The Court, however, rejected the plaintiffs' theories that the Ultrasound Diagnostic School made misrepresentations to students and to its accrediting body and allowed the case to proceed as a class action only to the extent that the plaintiffs could prove that the schools "did not meet even the most minimal requirements of a vocational program." Management believes that the lawsuit is without merit and intends to continue to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on its financial position and results of operations.

6.       DIVESTITURE OF HURON UNIVERSITY

     On August 27, 1999, Colorado Technical University, Inc., completed the divestiture of its Huron University campus ("Huron") in Huron, South Dakota to a newly formed entity ("Newco") capitalized by several investors and members of Huron's existing management pursuant to an Amended and Restated Contribution Agreement, dated June 2, 1999, as amended. In connection with the transaction, Colorado Technical University contributed the operating assets of Huron and $550,000 to Newco, and Newco issued to Colorado Technical University units of limited liability company membership interests and assumed certain liabilities of Huron. Under the terms of the transaction, the units of limited liability company membership interests equal 19.9% of the total outstanding limited liability company membership interests in Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would represent approximately 4% of the total outstanding limited liability company membership interests in Newco upon exercise. The warrant has a term of five years and has an exercise price of $10,000 per unit. The effective date of the transactions for accounting, tax and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation. There was no gain or loss on the transaction.

7.       SEGMENT AND RELATED INFORMATION

     In fiscal 1999, Whitman adopted the provision of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise." Whitman is organized by two reportable segments, the University Degree Division and the Associate Degree Division through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Diagnostic Schools.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

7.       SEGMENT AND RELATED INFORMATION - (CONTINUED)

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:


                               FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                              ------------------------- ------------------------
                                  1999       1998        1999         1998
                              ------------ ------------ ------------ -----------
Net revenues:
 Associate Degree Division...$14,004,481  $14,359,337  $27,119,929  $26,144,493
 University Degree Division..  4,394,042    3,939,788    9,288,007    7,922,540
 Other.......................          -            -            -            -
                             ------------ ------------ ------------ ------------
     Total ..................$18,398,523  $18,299,125  $36,407,936  $34,067,033
                             ============ ============ ============ ============

(Loss) income before income
tax benefit:
 Associate Degree Division...$   (42,897) $ 1,836,217  $  (297,695) $ 2,261,760
 University Degree Division..   (322,311)  (1,045,410)    (221,700)  (1,873,060)
 Other.......................   (561,186)    (601,954)  (1,181,360)  (1,183,144)
                             ------------ ------------ ------------ ------------
      Total..................$  (926,394) $   188,853  $(1,700,755) $  (794,444)
                             ============ ============ ============ ============

                             SEPTEMBER 30,   MARCH 31,
                                1999           1999
                             ------------ --------------
Total assets:
 Associate Degree Division...$46,864,517  $  48,250,099
 University Degree Division..  9,350,586     13,341,559
 Other.......................  3,121,133        987,957
                             ------------ --------------
 Total.......................$59,336,236  $  62,579,615
                             ============ ==============



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

may include, but are not limited to our expectations regarding revenues, income, expenses, and cash flows or other future financial performance, program introductions, and our financing needs and plans for future operations. Investors are cautioned that forward looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary post- secondary educational institutions, risks relating to unanticipated attrition or reductions in student enrollment, risks that marketing efforts may not achieve anticipated results, risks that new programs may not be implemented on a timely basis or be successful, and risks relating to our ability to refinance or extend our line of credit, which may cause our actual results, performance or achievements to differ materially from the forward looking statements made in the report or otherwise made by or on our behalf. Other factors that may affect our future results include the unanticipated operational impact of Year 2000 issues and certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:



                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                -------------------      ------------------

                                  1999       1998         1999       1998
                                --------    -------      -------    -------
Net revenues                      100.0%     100.0%       100.0%     100.0%
                                --------    -------      -------    -------
Costs and expenses:
 Instructional and
   educational support.......     69.3       63.3         69.7       65.9
 Selling and promotional.....     16.5       13.6         15.6       14.9
 General and administrative..     17.9       20.4         18.1       19.9
                                --------    -------      -------    -------
Total costs and expenses.....    103.7       97.3        103.4      100.7
                                --------    -------      -------    -------
(Loss) income
   from operations...........     (3.7)       2.7         (3.4)      (0.7)
Other (income) expenses:
 Interest expense............      1.7        2.0          1.7        2.0
 Interest income.............     (0.4)      (0.3)        (0.4)      (0.4)
                                --------    -------      -------    -------
(Loss) income before income
    tax benefit..............     (5.0)       1.0         (4.7)      (2.3)
Income tax benefit...........      2.0          -          1.9        1.0
                                --------    -------      -------    -------
Net (loss) income............     (3.0)%      1.0 %       (2.8)%     (1.3)%
                                ========    =======      =======    =======


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

              THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues increased by $ 0.1 million or 0.5% to $18.4 million for the three months ended September 30, 1999 from $18.3 million for the three months ended September 30, 1998. The increase was primarily due to an increase in average student enrollment which was partially offset by a decrease in the revenue earned per student. Average student enrollment increased 5.1% overall with the University Degree Division experiencing a 7.3% increase and the Associate Degree Division experiencing a 4.2% increase. The decrease in the revenue earning rate was primarily due to a decrease in book and fee revenues at Sanford-Brown College resulting from a decrease in new enrollments, and the effect of the timing of the class start at Sanford-Brown College in the second fiscal quarter in comparison to the prior year.

     Instructional and educational support expenses increased by $1.2 million or 10.2% to $12.8 million for the three months ended September 30, 1999 from $11.6 million for the three months ended September 30, 1998. As a percentage of net revenues, instructional and educational support expenses increased to 69.3% for the three months ended September 30, 1999 as compared to 63.3% for the three months ended September 30, 1998. The increase in instructional and educational support expenses was primarily due to increases in payroll and related benefits for faculty and staff to support the increase in enrollment and the offering of the new Health Information Specialist program at certain of our Ultrasound Diagnostic Schools, and increases in occupancy and depreciation expenses in the Associate Degree Division primarily related to the expansion of facilities and the upgrade of equipment.

     Selling and promotional expenses increased by $0.5 million or 22.0% to $3.0 million for the three months ended September 30, 1999 from $2.5 million for the three months ended September 30, 1998. As a percentage of net revenues, selling and promotional expenses increased to 16.5% for the three months ended September 30, 1999, as compared to 13.6% for the three months ended September 30, 1998. These increases in selling and promotional expenses were primarily due to an increase in advertising expenses and an increase in the admissions staffing in the Associate Degree Division. We expect selling and promotional expenses to continue to represent a higher percentage of net revenues than in prior historical periods as we continue to implement and improve marketing efforts as a method to increase enrollment.

     General and administrative expenses decreased by $0.4 million or 12.0% to $3.3 million for the three months ended September 30, 1999 from $3.7 million for the three months ended September 30, 1998. As a percentage of net revenues, general and administrative expenses were 17.9% and 20.4%, respectively, for the three months ended September 30, 1999 and September 30, 1998. These decreases in general and administrative expenses were primarily due to a decrease in administrative payroll expenses at the University Degree Division due to the consolidation of certain administrative positions at the corporate office and a decrease in bad debt expense.

     We  reported  a  net  loss  of  $557,000  for   the   three  months   ended
September  30,  1999  as   compared   to   net  income  of   $189,000  for   the
Three months ended September 30, 1998. The decrease in profitability was primarily due to a decrease in pre-tax profits of $1.9
million    in     the     Associate    Degree    Division,    partially   offset

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

by an increase in pre-tax profits of $.7 million in the University Degree Division. The decrease in profitability in the Associate Degree Division was primarily due to an increase in instructional and educational support expenses to support the anticipated increase in student enrollment and the offering of a new program, and an increase in selling and promotional expenses . Due to a shortfall in anticipated new student enrollments for the quarter, the revenues generated in the Associate Degree Division did not offset the increase in operating expenses.

               SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE
                      SIX MONTHS ENDED SEPTEMBER 30, 1998

     Net revenues increased by $2.3 million or 6.9% to $36.4 million for the six months ended September 30, 1999 from $34.1 million for the six months ended September 30, 1998. The increase was primarily due to an increase in average student enrollment which was partially offset by a decrease in the revenue earned per student. Average student enrollment increased 7.9% overall with the University Degree Division experiencing a 9.7% increase and the Associate Degree Division experiencing a 7.1% increase. The decrease in the revenue earning rate was primarily due to a decrease in book and fee revenues at Sanford-Brown College resulting from a decrease in new enrollments, and the effect of the timing of class starts at Sanford-Brown College in comparison to the prior year.

     Instructional and educational support expenses increased by $2.9 million or 12.9% to $25.4 million for the six months ended September 30, 1999 from $22.5 million for the six months ended September 30, 1998. As a percentage of net revenues, instructional and educational support expenses increased to 69.7% for the six months ended September 30, 1999 as compared to 65.9% for the six months ended September 30, 1998. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty and staff to support the increase in enrollment and the offering of the new Health Information Specialist program at certain of the Ultrasound Diagnostic Schools, and increases in occupancy and depreciation expenses in the Associate Degree Division related to the expansion of facilities and the upgrade of equipment.

     Selling and promotional expenses increased by $0.6 million or 11.4% to $5.7 million for the six months ended September 30, 1999 from $5.1 million for the six months ended September 30, 1998. As a percentage of net revenues, selling and promotional expenses increased to 15.6% for the six months ended September 30, 1999 as compared to 14.9% for the six months ended September 30, 1998. The increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division. We expect selling and promotional expenses to continue to represent a higher percentage of net revenues than in prior historical periods as we continue to implement and improve marketing efforts as a method to increase enrollment.

     General and administrative expenses decreased by $0.2 million or 2.0% to $6.6 million for the six months ended September 30, 1999 from $6.8 million for the six months ended September 30, 1998. As a percentage of
net    revenues,   general    and    administrative    expenses   decreased   to
18.1%  for  the   six   months  ended   September  30,  1999   as   compared  to
19.9% for the six months ended September 30, 1998. These decreases in general and administrative expenses were primarily due to a reduction in administrative payroll expenses at the University Degree Division due to the

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

consolidation of certain administrative positions at the corporate office and a decrease in bad debt expense.

     We reported a net loss of $1.0 million and $.5 million for the six months ended September 30, 1999 and 1998, respectively. The increase in the net loss was primarily due a decrease in pre-tax profits of $2.6 million in the Associate Degree Division, which was partially offset by an increase in pre-tax profits of $1.7 million in the University Degree Division. The decrease in profitability in the Associate Degree Division was primarily due to an increase in instructional and educational support expenses to support the anticipated increase in student enrollment and the offering of a new program, and an increase in selling and promotional expenses. Due to a shortfall in anticipated new student enrollments for the six months ended September 30, 1999, the revenues generated in the Associate Degree Division did not offset the increase in operating expenses.

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

     The operating results of Huron University, which was sold on August 27, 1999, were significantly affected by seasonality. As a more traditional university, Huron University experienced a significant decline in revenues during the late spring and summer. The decline in revenues combined with a relatively constant level of operating expenses resulted in operating losses of $295,000 and $715,000 at Huron University for the three months ended September 30, 1999 and 1998, respectively, and operating losses of $1.0 million and $1.6 million for the six months ended September 30, 1999 and 1998, respectively.

YEAR 2000 ISSUE

     The Year 2000 issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some information technology hardware and software systems ("IT systems") and non-information technology systems ("non-IT systems") could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions or disruptions.

     We have implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. We have completed the assessment, remediation and testing of our IT systems and believe that the Year 2000 issue will not pose significant operational problems to our IT systems. We have also assessed material non-IT systems that we utilize and we believe that we do not have any significant Year 2000 issues with respect to such non-IT systems.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

YEAR 2000 ISSUE - (CONTINUED)

     We have substantially completed inventory and assessment procedures with respect to significant suppliers to determine the extent to which we may be vulnerable in the event that such parties are unable to remediate their own Year 2000 issues. Assessment procedures with respect to such parties, who include, among others, the Department of Education, accreditation agencies, student loan guarantee agencies and financial institutions, have consisted primarily of correspondence with such parties to determine their Year 2000 readiness. While be believe, based on the procedures performed, that substantially all of such significant third parties have remediated their Year 2000 issues, we can provide no assurance that these third parties will not experience business disruption.

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

     Based on the assessment performed to date, costs of addressing potential problems are not expected to have a material adverse impact on our financial position, results of operations or cash flows in future periods. Nevertheless, our Year 2000 efforts are ongoing and our overall procedures, as well as the need for continency planning, will continue to evolve as new information becomes available.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1999 and March 31, 1998 were $1.6 and $4.3 million, respectively. The decrease in cash and cash equivalents was primarily due to the net repayment of debt of $1.9 million and the payment of income tax liabilities of $1.3 million for the six months ended September 30, 1999. Our working capital totaled $5.2 million at September 30, 1999 and $8.4 million at March 31, 1999.

     We experienced a decline in cash flow in the first and second quarters due to the seasonal effect of lower enrollment during the summer months. We believe that cash flow will strengthen in the third and fourth quarters since these periods have historically represented the periods of highest revenues and net income within a fiscal year.

     Net cash of $1.9 million and $1.4 million were provided by operating activities for the six months ended September 30, 1999 and 1998, respectively. The increase of $0.5 million was primarily due to the benefit of operating cash flow from a decrease in accounts receivable, partially offset by decreases in accounts payable and deferred tuition revenue.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

     Net cash of $1.8 million and $1.2 million were used for investing activities for the six months ended September 30, 1999 and 1998, respectively. The increase of $0.6 million was primarily due to a capital contribution of $1.2 million paid to Newco in connection with the acquisition of our 19.9% interest, which was partially offset by a $0.6 million reduction in net cash used for capital expenditures.

     Net cash of $2.8 million was used in financing activities for the six months ended September 30, 1999, compared to net cash of $3.5 million used in financing activities for the six months ended September 30, 1998. The decrease in cash used was due to a decrease in net payments on long-term borrowings.

     We have an $8.5 million line of credit which expires on June 30, 2000. At September 30, 1999, we had $6.1 million outstanding under this facility and letters of credit outstanding of $956,000 which reduced the amount available for borrowing. The amounts borrowed under this facility for the six months ended September 30, 1999 were primarily used for operations, repayment of debt and capital expenditures. We intend to refinance or extend our line of credit facility on a long-term basis prior to June 30, 2000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. We receive approximately 71% of our funding from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions. We anticipate that the repurchase of shares will be funded through cash from operations.

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

                           PART II - OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  27       Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  Whitman filed a report on Form 8-K on September 2, 1999 relating to the sale of Huron University.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WHITMAN EDUCATION GROUP, INC.
                                          (Registrant)


                                          By: /s/ FERNANDO L. FERNANDEZ
                                              ----------------------------------
                                              Fernando L. Fernandez
                                              Vice President - Finance,
                                              Chief Financial Officer and
                                              Treasurer

Date:    November 9, 1999
         ----------------