Form 10-Q
period 1999-12-31
WHITMAN EDUCATION GROUP INC
filed 2000-02-08
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.

          Florida                                         22-2246554
--------------------------------                --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                4400 Biscayne Boulevard, Miami, Florida     33137
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                                 (305) 575-6510
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X         No
                               --------         --------

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of February 3, 2000, there were 13,265,781 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    FORM 10-Q
                                DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      --------

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements...................................       3


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      12


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings......................................      18

Item 6.    Exhibits and Reports on Form 8-K.......................      18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                   DECEMBER 31,      MARCH 31,
                                                       1999            1999
                                                   -------------   -------------
                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents...................  $  1,920,927    $  4,267,110
     Accounts receivable, net....................    26,134,433      27,114,533
     Inventories.................................     1,498,119       1,450,815
     Deferred income taxes.......................     2,861,070       2,562,705
     Other current assets........................     2,019,589       1,504,878
                                                   -------------   -------------
          Total current assets...................    34,434,138      36,900,041
Property and equipment, net......................    11,829,955      14,002,764
Deposits and other assets, net...................     3,326,532       1,761,220
Goodwill, net....................................     9,674,282       9,915,590
                                                   -------------   -------------
          Total assets...........................  $ 59,264,907    $ 62,579,615
                                                   =============   =============

LIABILITY AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................  $  1,640,873    $  1,942,740
     Accrued expenses............................     3,920,836       3,049,371
     Income taxes payable........................             -         898,664
     Current portion of capitalized
        lease obligations........................     1,544,974       1,517,912
     Current portion of long-term debt...........             -         472,994
     Deferred tuition revenue....................    20,742,641      20,575,914
                                                   -------------   -------------
          Total current liabilities..............    27,849,324      28,457,595
Other liabilities................................             -         474,842
Capitalized lease obligations....................     3,698,442       3,249,934
Long-term debt...................................     6,450,331       8,772,496
Commitment and contingencies
Stockholders' equity:
     Common stock, no par value, authorized
       100,000,000 shares issued and outstanding
       13,278,981at December 31, 1999 and
       13,423,212 shares at March 31, 1999.......    21,997,067      21,907,546
     Additional paid-in capital..................       674,173         671,536
     Accumulated deficit.........................    (1,404,430)       (954,334)
                                                   -------------   -------------
          Total stockholders' equity.............    21,266,810      21,624,748
                                                   -------------   -------------
          Total liabilities and
              stockholders' equity...............  $ 59,264,907    $ 62,579,615
                                                   =============   =============








                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                 -------------------------------
                                                       1999             1998
                                                 --------------  ---------------
Net revenues...................................  $  20,316,640   $   19,028,641

Costs and expenses:
     Instructional and educational support.....     12,368,099       12,469,054
     Selling and promotional...................      3,423,209        2,317,264
     General and administrative................      3,378,238        2,976,012
                                                 --------------  ---------------

Total costs and expenses.......................     19,169,546       17,762,330
                                                 --------------  ---------------

Income from operations.........................      1,147,094        1,266,311
Other (income) and expenses:
     Interest expense..........................        274,380          343,904
     Interest income...........................        (79,878)         (65,824)
                                                 --------------  ---------------

Income before income tax provision.............        952,592          988,231
Income tax provision...........................        379,513                -
                                                 --------------  ---------------

Net income.....................................  $     573,079   $      988,231
                                                 ==============  ===============

Net income per share:
     Basic and diluted ........................  $         .04   $          .07
                                                 ==============  ===============

Weighted average common shares outstanding:
     Basic.....................................     13,406,795       13,247,716
                                                 ==============  ===============
     Diluted...................................     13,464,655       13,661,481
                                                 ==============  ===============












                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                         DECEMBER 31,
                                                --------------------------------
                                                     1999              1998
                                                -------------     --------------

Net revenues.................................   $ 56,749,702      $  53,129,240

Costs and expenses:
     Instructional and educational support...     37,755,604         34,964,896
     Selling and promotional.................      9,094,902          7,409,017
     General and administrative..............      9,999,589          9,730,458
                                                -------------     --------------

Total costs and expenses.....................     56,850,095         52,104,371
                                                -------------     --------------

(Loss) income from operations................       (100,393)         1,024,869
Other (income) and expenses:
     Interest expense........................        868,186          1,020,554
     Interest income.........................       (220,414)          (189,472)
                                                -------------     --------------

(Loss) income before income tax benefit......       (748,165)           193,787
Income tax benefit...........................        298,069            343,000
                                                -------------     --------------

Net (loss) income............................   $   (450,096)     $     536,787
                                                =============     ==============

Net (loss) income per share:
     Basic and diluted.......................   $       (.03)     $         .04
                                                =============     ==============

Weighted average common shares outstanding:
     Basic...................................     13,424,156         13,217,488
                                                =============     ==============
    Diluted..................................     13,424,156         13,803,602
                                                =============     ==============















                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net  loss........................................... $  (450,096)   $   536,787
Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciated and amortization.................   3,304,079      3,061,469
       Bad debt expense.............................   2,528,388      2,530,741
       Deferred tax benefit.........................    (298,365)      (837,000)
       Changes in operating assets and liabilities:
            Accounts receivable.....................  (2,033,346)    (1,833,373)
            Inventories.............................    (156,338)       (44,927)
            Other current assets....................    (647,572)      (916,935)
            Deposits and other assets...............    (458,703)      (139,827)
            Accounts payable........................     137,589        671,121
            Accrued expenses........................     690,697      2,482,249
            Income taxes payable ...................    (898,664)       298,349
            Deferred tuition revenue................   1,417,149       (421,909)
            Other liabilities.......................    (475,203)      (100,262)
                                                     ------------   ------------
Net cash provided by operating activities...........   2,659,615      5,286,483
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..................    (959,212)    (1,955,197)
Investment in Huron University......................  (1,164,613)             -
Net proceeds from sale of marketable securities.....           -        288,458
                                                     ------------   ------------
Net cash used in investing activities...............  (2,123,825)    (1,666,739)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit and
     long-term borrowings and capitalized
     lease obligations..............................  25,233,467     25,721,795
Principal payments on revolving line of credit,
     long-term borrowings and other liability....... (28,207,598)   (30,852,387)
Proceeds from exercise of options and warrants......      92,158        165,515
                                                     ------------   ------------
Net cash used in financing activities...............  (2,881,973)    (4,965,077)
                                                     ------------   ------------

Decrease in cash and cash equivalents...............  (2,346,183)    (1,345,333)
Cash and cash equivalents at beginning of period....   4,267,110      3,384,336
                                                     ------------   ------------
Cash and cash equivalents at end of period.......... $ 1,920,927    $ 2,039,003
                                                     ============   ============

Continued on following page.





                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                  ------------------------------
                                                      1999             1998
                                                  -------------   --------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
Equipment acquired under capital leases........   $  1,778,239    $   1,845,790
                                                  =============   ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid..................................   $    868,186    $     878,496
                                                  =============   ==============
Income taxes paid..............................   $  1,341,656    $     414,077
                                                  =============   ==============




































                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


PART I - FINANCIAL INFORMATION

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

     The accompanying financial statements include the accounts of Whitman Education Group, Inc., and its wholly-owned subsidiaries, Ultrasound Technical Services, Inc. ("Ultrasound Diagnostic Schools"), Sanford Brown College, Inc. ("Sanford-Brown College") and CTU Corporation ("Colorado Technical University"). All intercompany accounts and transactions have been eliminated. Hereafter, references to "Whitman" shall include collectively Whitman Education Group, Inc. and its operating subsidiaries, Ultrasound Diagnostic Schools, Sanford-Brown College and Colorado Technical University.

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

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

3.       EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                     DECEMBER 31,             DECEMBER 31,
                              -------------------------  -----------------------
                                  1999          1998        1999          1998
                              ------------  -----------  ----------- -----------
Numerator:
  Net income (loss)           $   573,079   $  988,231   $ (450,096) $  536,787
                              ============  ===========  =========== ===========
Denominator:
  Denominator for basic net
    income (loss) per share -
    weighted average shares    13,406,795   13,247,716   13,424,156  13,217,488
Effect of dilutive securities:
  Employee stock options           57,860      365,906            -     499,667
  Warrants                              -       47,859            -      86,447
                              ------------  -----------  ----------- -----------
  Dilutive potential
   common shares                   57,860      413,765            -     586,114
    Denominator for diluted
    net income (loss)per
    share - adjusted weighted
    average shares and
    assumed conversions        13,464,655   13,661,481   13,424,156  13,803,602
                              ============  ===========  =========== ===========

Basic and diluted net income
  (loss) per share            $       .04   $      .07         (.03) $      .04
                              ============  ===========  =========== ===========



4.       COMPREHENSIVE INCOME (LOSS)

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

     For the three months ended December 31, 1999 and 1998, total comprehensive income was $573,079 and $988,231, respectively. For the nine months ended
December 31, 1999 and 1998, total comprehensive losses were $450,096 and comprehensive income was $536,787, respectively. On December 16, 1998, a gain on the sale of marketable securities of $43,489 was realized.


5.       CONTINGENCIES

     In July 1999, in the previously reported case styled, Cullen, et al. v. Whitman Education Group, Inc., in the United States District Court for the
Eastern District of Pennsylvania (Civil Action No. 98-CV-4076), the Court certified a class of all students in the general ultrasound program who incurred financial obligations (federally guaranteed student loans or aid) from August 1, 1994 to August 1, 1998 to attend an Ultrasound Diagnostic School. The Court, however, rejected the plaintiffs' attempts to certify a class action based on theories that the Ultrasound Diagnostic School made misrepresentations to students and to its accrediting body. The Court allowed the case to proceed as a class action only to the extent that the plaintiffs could prove that the schools "did not meet even the most minimal requirements of a vocational program." The Court subsequently modified the class definition to
all   students    in   the    general   ultrasound    program    who    attended

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

5.       CONTINGENCIES - (CONTINUED)

from August 1, 1994 to August 1, 1998 and who, at any time, paid with federally guaranteed student loans or aid. Management believes that the lawsuit is without merit and intends to continue to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on its financial position and results of operations.


6.       DIVESTITURE OF HURON UNIVERSITY

     In August 1999, Colorado Technical University, Inc., completed the divestiture of its Huron University campus ("Huron") in Huron, South Dakota to a newly formed entity ("Newco") capitalized by several investors and members of Huron's existing management pursuant to an Amended and Restated Contribution Agreement, dated June 2, 1999, as amended. In connection with the transaction, Colorado Technical University contributed the operating assets of Huron and $550,000 to Newco, and Newco issued to Colorado Technical University units of limited liability company membership interests and assumed certain liabilities of Huron. Under the terms of the transaction, the units of limited liability company membership interests equal 19.9% of the total outstanding limited liability company membership interests in Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would represent approximately 4% of the total outstanding limited liability company membership interests in Newco upon exercise. The warrant has a term of five years and has an exercise price of $10,000 per unit. The effective date of the transactions for accounting, tax and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation. There was no gain or loss recorded on the transaction.


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

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:



                           FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                  DECEMBER 31,               DECEMBER 31,
                           --------------------------  -------------------------
                               1999         1998          1999          1998
                           ------------ -------------  ------------ ------------
Net revenues:
  Associate Degree
   Division..............  $15,386,361  $ 13,320,645   $42,506,290  $39,465,138
  University Degree
   Division..............    4,930,279     5,664,507    14,243,412   13,620,613
  Other..................            -        43,489             -       43,489
                           ------------ -------------  ------------ ------------
  Total .................  $20,316,640  $ 19,028,641   $56,749,702  $53,129,240
                           ============ =============  ============ ============

Income (loss) before
 income tax (provision)
 benefit:
  Associate Degree
   Division..............  $   408,176  $   996,829    $   110,481  $ 3,258,588
  University Degree
   Division..............    1,112,923      555,019        891,222   (1,318,040)
  Other..................     (568,507)    (563,617)    (1,749,868)  (1,746,761)
                           ------------ ------------   ------------ ------------
  Total..................  $   952,592  $   988,231    $  (748,165) $   193,787
                           ============ ============   ============ ============


                           DECEMBER 31,   MARCH 31,
                               1999         1999
                           ------------ -------------
Total assets:
  Associate Degree
   Division..............  $47,333,665  $ 48,250,099
  University Degree
   Division..............    8,483,125    13,341,559
  Other..................    3,448,117       987,957
                           ------------ -------------
  Total..................  $59,264,907  $ 62,579,615
                           ============ =============


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 1999 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to our expectations regarding revenues, income, expenses, and cash flows or other future financial performance, program introductions, and our financing needs and plans for future operations. Investors are cautioned that forward looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary post- secondary educational institutions, risks relating to unanticipated attrition or reductions in student enrollment, risks that marketing efforts may not achieve anticipated results, risks that new programs may not be implemented on a timely basis or be successful, and risks relating to our ability to refinance or extend our line of credit, which may cause our actual results, performance or achievements to differ materially from the forward looking statements made in the report or otherwise made by or on our behalf. Other factors that may affect our future results include the unanticipated operational impact of Year 2000 issues and certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.


RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:


                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   DECEMBER 31,        DECEMBER 31,
                                ------------------  ------------------

                                  1999      1998      1999      1998
                                --------  --------  -------  -------
Net revenues                     100.0%    100.0%    100.0%   100.0%
                                --------  --------  --------  ------
Costs and expenses:
  Instructional and
    educational support........   60.9      65.5      66.5     65.8
  Selling and promotional......   16.8      12.2      16.0     14.0
  General and administrative...   16.6      15.6      17.7     18.3
                                -------   -------   --------  ------
Total costs and expenses.......   94.3      93.3     100.2     98.1
                                -------   -------   --------  ------
Income (loss)from operations...    5.7       6.7      (0.2)     1.9
Other (income) expenses:
  Interest expense.............    1.4       1.8       1.5      1.9
  Interest income..............   (0.4)      (.3)      (.4)     (.4)
                                -------   -------   --------  ------
Income (loss) before income
 tax provision (benefit).......    4.7       5.2      (1.3)      .4
Income tax provision
 (benefit).....................    1.9         -       (.5)     (.6)
                                -------   -------   --------  ------

Net income (loss) .............    2.8%      5.2%     (0.8)%    1.0%
                                =======   =======   ========  ======


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

        THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS
                            ENDED DECEMBER 31, 1998

     Net revenues increased by $1.3 million or 6.8% to $20.3 million for the three months ended December 31, 1999 from $19.0 million for the three months ended December 31, 1998. Excluding Huron University, which was sold in August 1999, net revenues increased by $2.4 million or 13.5% to $20.3 million for the three months ended December 31, 1999 from $17.9 million for the three months ended December 31, 1998. This increase was primarily due to a 7% increase in average student enrollment and an increase in revenue earned per student.

     Excluding Huron University, the University Degree Division experienced a 6.0% increase in average student enrollment and the Associate Degree Division experienced a 7.4% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting program offered by the Ultrasound Diagnostic Schools. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Sioux Falls campus and in Colorado Technical University's information technology programs. The increase in the revenue earned per student was primarily due to an increase of approximately 7% in tuition rates in the University Degree Division and the effect of the timing of the class start at Sanford-Brown College in the third fiscal quarter in comparison to the prior year.

     Instructional and educational support decreased by $0.1 million or 0.8% to $12.4 million for the three months ended December 31, 1999 from $12.5 million for the three months ended December 31, 1998. As a percentage of net revenues, instructional and educational support expenses decreased to 60.9% for the three months ended December 31, 1999 as compared to 65.5% for the three months ended December 31, 1998. Excluding Huron University, instructional and educational support expenses increased by $1.3 million or 11.3% to $12.4 million for the three months ended December 31, 1999 from $11.1 million for the three months ended December 31, 1998. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 60.9% for the three months ended December 31, 1999 as compared to 62.10% for the three months ended December 31, 1998. The increase in instructional and educational support expenses was primarily due to an increase of $1.0 million in the Associate Degree Division. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to increases in payroll and related benefits for faculty and staff to support the increased enrollment and the offering of the new Health Information Specialist program at certain of our Ultrasound Diagnostic Schools, and increases in occupancy and depreciation expenses in the Associate Degree Division primarily related to the expansion of facilities and the upgrade of equipment.

     Selling and promotional expenses increased by $1.1 million or 47.7% to $3.4 million for the three months ended December 31, 1999 from $2.3 million for the three months ended December 31, 1998. As a percentage of net revenues, selling and promotional expenses increased to 16.8% for the three months ended December 31, 1999, as compared to 12.2% for the three months ended December 31, 1998. This increase in selling and promotional expenses was primarily due to an increase in advertising expenses and an increase in the admissions staffing in the Associate Degree Division. We expect selling and promotional expenses to represent a higher percentage of net revenues in the fourth quarter than in the prior year due to higher advertising costs anticipated in connection with marketing efforts directed at increasing enrollment.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

     General and administrative expenses increased by $0.4 million or 13.5% to $3.4 million for the three months ended December 31, 1999 from $3.0 million for the three months ended December 31, 1998. As a percentage of net revenues, general and administrative expenses increased to 16.6% for the three months ended December 31, 1999 as compared to 15.6% for the three months ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in the Associate Degree Division due to an increase in administrative payroll expenses to support the growth in student enrollment.

     Income from operations was $1.2 million for the three months ended December 31, 1999 as compared to net income of $1.3 million for the three months ended December 31, 1998. Excluding Huron University, income from operations decreased by $0.5 million to $1.1 million for the three months ended December 31, 1999 from $1.6 million for the three months ended December 31, 1998.

     Net income was $0.6 million for the three months ended December 31, 1999 as compared to net income of $1.0 million for the three months ended December 31, 1998. The decrease in profitability was primarily due to the effect of a 39.8% tax rate for the three months ended December 31, 1999 and no tax provision as a result of the utilization of net operating loss carryforwards for the three months ended December 31, 1998.

         NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS
                             ENDED DECEMBER 31, 1998

     Net revenues increased by $3.6 million or 6.8% to $56.7 million for the nine months ended December 31, 1999 from $53.1 million for the nine months ended December 31, 1998. Excluding Huron University, which was sold in August 1999, net revenues increased by $4.6 million or 9.1% to $55.3 million for the nine months ended December 31, 1999 from $50.7 million for the nine months ended December 31, 1998. This increase was primarily due to an 8.0% increase in average student enrollment.

     Excluding Huron University, the University Degree Division experienced a 9.7% increase and the Associate Degree Division experienced a 7.2% increase. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting programs offered by the Ultrasound Diagnostic Schools. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Sioux Falls campus and increased in Colorado Technical University's information technology programs.

     Instructional and educational support increased by $2.8 million or 8.0% to $37.8 million for the nine months ended December 31, 1999 from $35.0 million for the nine months ended December 31, 1998. As a percentage of net revenues, instructional and educational support expenses increased to 64.3% for the nine months ended December 31, 1999 as compared to 61.4% for the nine months ended December 31, 1998. Excluding Huron University, instructional and educational support expenses increased by $4.4 million or 14.3% to $35.6 million for the nine months ended December 31, 1999 from $31.2 million for the nine months ended December 31, 1998. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 64.3% for the nine months ended December 31, 1999 as compared to 61.4% for the nine months ended December 31, 1998. This increase in instructional and educational support expenses was primarily due to an increase of $3.8 million in the Associate Degree Division. The

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

RESULTS OF OPERATIONS - (CONTINUED)

increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty and staff to support the increase in enrollment and the offering of the new Health Information Specialist program at certain of the Ultrasound Diagnostic Schools, and increases in occupancy and depreciation expenses in the Associate Degree Division related to the expansion of facilities and the upgrade of equipment.

     Selling and promotional expenses increased by $1.7 million or 22.8% to $9.1 million for the nine months ended December 31, 1999 from $7.4 million for the nine months ended December 31, 1998. As a percentage of net revenues, selling and promotional expenses increased 16.0% for the nine months ended December 31, 1999 as compared to 14.0% for the nine months ended December 31, 1998. The increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division. We expect selling and promotional expenses to continue to represent a higher percentage of net revenues for the fiscal year than in the prior year due to higher advertising costs anticipated in connection with marketing efforts directed at increasing enrollment.

     General and administrative expenses increased by $0.3 million or 2.8% to $10.0 million for the nine months ended December 31, 1999 from $9.7 million for the nine months ended December 31, 1998. As a percentage of net revenues, general and administrative expenses decreased to 17.7% for the nine months ended December 31, 1999 as compared to 18.3% for the nine months ended December 31, 1998. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses in the Associate Degree Division to support the growth in student enrollment. This increase was partially offset by a decrease in general and administrative expenses in the University Degree Division due to a reduction in administrative payroll expenses due to the consolidation of certain administrative positions at the corporate office.

     We reported a loss from operations of $.1 million for the three months ended December 31, 1999 as compared to operating income of $1 million for the year ended December 31, 1998. Excluding Huron University, income from operations decreased from $2.1 million to $0.9 million for the nine months ended December 31, 1999 from $3.0 million for the nine months ended December 31, 1998.

     We reported a net loss of $0.5 million and net income of $0.5 million for the nine months ended December 31, 1999 and 1998, respectively. The decrease in net income was primarily due a decrease in pre- tax profits of $3.1 million in the Associate Degree Division, which was partially offset by an increase in pre-tax profits of $2.2 million in the University Degree Division. The decrease in profitability in the Associate Degree Division was primarily due to an increase in instructional and educational support expenses to support the anticipated increase in student enrollment and the offering of a new program, and an increase in selling and promotional expenses . Due to a shortfall in anticipated new student enrollments for the nine months ended December 31, 1999, the revenues generated in the Associate Degree Division did not offset the increase in operating expenses.

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

     The operating results of Huron University, which was sold in August 1999, were significantly affected by seasonality. As a more traditional university, Huron University experienced a significant decline in revenues during the late spring and summer. The decline in revenues combined with a relatively constant level of operating expenses resulted in operating losses of $377,000 at Huron University for the three months ended December 31, 1998, and $2.0 million for the nine months ended December 31, 1998. Due to the sale of Huron University, our operating results were not affected by the operations of Huron University for the three months ended December 31, 1999. For the nine months ended December 31, 1999, Huron University sustained operating losses of $1.0 million.


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

     In order to ensure that our IT systems and non-IT systems function properly in the year 2000, we implemented a process for identifying, prioritizing and modifying or replacing certain computer and other systems and programs that may be affected by the Year 2000 issue. We completed an assessment, remediation and testing of our IT systems and assessed material non-IT systems that we utilize. To date, we have not experienced any significant Year 2000 problems. While we have not experienced any significant Year 2000 problems with respect to significant suppliers, we can provide no assurance that these third parties will not experience business interruption in the future.

     The costs incurred with respect to the procedures performed to address the Year 2000 issue were not material to our financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1999 and March 31, 1999 were $1.9 million and $4.3 million, respectively. The decrease in cash and cash equivalents was primarily due to the net repayment of debt of $2.9 million. Our working capital totalled $6.6 million at December 31, 1999 and $8.4 million at March 31, 1999.

     Net   cash   of   $2.7   million  was  provided  by  operating   activities
for the nine months ended December 31, 1999 compared to net cash provided by operating activities of $5.3 million for the nine months ended

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES - (CONTINUED)

December 31, 1998. The decrease of $2.6 million was primarily due to an decrease in net income of $1.0 million and a decrease in accounts payable and accrued expenses due to the timing of payments.

     Net cash of $2.1 million and $1.7 million was used for investing activities for the nine months ended December 31, 1999 and 1998, respectively. The increase of $0.4 million was primarily due to the increase in net cash used for investment in Newco.

     Net cash of $2.9 million was used in financing activities for the nine months ended December 31, 1999, compared to net cash of $5.0 million used in financing activities for the nine months ended December 31, 1998. The decrease in cash used in financing activities was due to a decrease of $2.6 million in net payments on long-term borrowings.

     We have an $8.5 million line of credit which expires on October 31, 2000. At December 31, 1999, we had $6.5 million outstanding under this facility and letters of credit outstanding of $956,000 which reduced the amount available for borrowing. The amounts borrowed under this facility for the nine months ended December 31, 1999 were primarily used for operations, repayment of debt and capital expenditures. We intend to refinance or extend our line of credit facility on a long-term basis prior to October 31, 2000.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions. We anticipate that the repurchase of shares will be funded through cash from operations. As of February 4, 2000, we had repurchased 183,900 shares of our common stock for approximately $350,000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. We receive approximately 71% of our funding from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that with our working capital, our cash flow from operations, our credit facilities and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          In July 1999, in the previously  reported case styled,  Cullen, et al.
     v. Whitman Education Group, Inc., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076), the Court certified a class of all students in the general ultrasound program who incurred financial obligations (federally guaranteed student loans or aid) from August 1, 1994 to August 1, 1998 to attend an Ultrasound Diagnostic School. The Court, however, rejected the plaintiffs' attempts to certify a class action based on theories that the Ultrasound Diagnostic School made misrepresentations to students and to its accrediting body. The Court allowed the case to proceed as a class action only to the extent that the plaintiffs could prove that the schools "did not meet even the most minimal requirements of a vocational program." The Court subsequently modified the class definition to all students in the general ultrasound program who attended from August 1, 1994 to August 1, 1998 and who, at any time, paid with federally guaranteed student loans or aid. Management believes that the lawsuit is without merit and intends to continue to vigorously defend it. While the outcome cannot be predicted with certainty, if determined adversely to Whitman, it could have a material adverse effect on its financial position and results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          27       Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed by Whitman during the quarter ended December 31, 1999.


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

Date:    Feburary 8, 2000
         ----------------