Form 10-K
period 2000-03-31
WHITMAN EDUCATION GROUP INC
filed 2000-06-14
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2000  Commission file number 1-13722

                        WHITMAN EDUCATION GROUP, INC.
            (Exact Name of Registrant as Specified in its Charter)


   State of Florida                                     22-2246554
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

4400 Biscayne Boulevard, Miami, FL , 33137                   (305) 575-6510
(Address of Principal Executive Offices)       (Registrant's Telephone Number,
                                                        Including Area Code)

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

         Title of Each Class         Name of Each Exchange on Which Registered
     Common Stock, No Par Value               American Stock Exchange

   Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of June 1, 2000, there were 13,424,917 shares of Common Stock outstanding.

   The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 2000 was approximately $14,259,000.


                     DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of our Definitive Proxy Statement for our 2000 Annual Meeting of Stockholders scheduled to be held in August 2000 are incorporated by reference into Part III of this Report.

                        WHITMAN EDUCATION GROUP, INC.
                          ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED MARCH 31, 2000

                              TABLE OF CONTENTS
                                                                      PAGE
                                    PART I

Item 1. Business..................................................       3

Item 2. Properties................................................      21

Item 3. Legal Proceedings.........................................      22

Item 4. Submission of Matters to a Vote of Security Holders.......      22
        Executive Officers of the Registrant......................      22

                                   PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters...............................      23

Item 6. Selected Financial Data...................................      24

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.............      25

Item 7A.Quantitative and Qualitative Disclosures about Market Risk      32

Item 8. Financial Statements and Supplementary Data...............      32

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................      32

                                   PART III

Item 10.Directors and Executive Officers of the Registrant........      33

Item 11.Executive Compensation....................................      33

Item 12.Security Ownership of Certain Beneficial Owners
        and Management............................................      33

Item 13.Certain Relationships and Related Transactions............      33

                                   PART IV

Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K.......................................      33

                                    PART I

ITEM 1. BUSINESS.

      You are cautioned that the following text concerning our business should be read in conjunction with the "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 and that certain statements made in this Item 1 are qualified by the risk factors set forth in that section. Please keep in mind while reading this report that:

o "We," "Us" or "Whitman" refers to Whitman Education Group, Inc. and its subsidiaries.

o    "Colorado  Tech"  refers  to  the  three  campuses  of  Colorado  Technical
     University.

o "Sanford-Brown" refers collectively to our five Sanford-Brown College campuses.

o    "UDS" refers collectively to the fifteen Ultrasound Diagnostic Schools.


GENERAL

      We are a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, we currently operate 23 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 8,000 students.

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

      In March 1996, we further broadened our degree program offerings by acquiring Colorado Tech in Colorado Springs, Colorado. Founded in 1965, Colorado Tech is a regionally-accredited institution offering doctorate, master and bachelor degrees in various information technology and business fields. Through the acquisition of Colorado Tech, we realized one of our goals of offering a full range of degree programs. The maturity of Colorado Tech and the quality of its programs also created the opportunity for us to expand by replicating the Colorado Tech model either in new locations or through the conversion of acquired institutions. Colorado Tech comprises our University Degree Division.

      Colorado Tech began an expansion program in late 1996. In October 1996, Colorado Tech opened its second campus in Denver, Colorado; and in December 1996, Colorado Tech expanded its educational content and geographic scope through the acquisition of two campuses of Huron University in Huron and Sioux Falls, South Dakota. Huron University, which was founded in 1883, offered an MBA program as well as bachelor degree programs in healthcare, business, computer technology and education. After the acquisition of Huron University, the Sioux Falls campus was converted into an additional location of Colorado Tech because both the Sioux Falls campus and Colorado Tech principally serve the adult learner - generally, working adults seeking to advance in an existing career. In addition, Huron University's MBA program was installed at the other Colorado Tech campuses. Huron University's Huron campus, however, principally directed its efforts to serving more traditional students, younger adults pursuing degree-based higher education upon graduation from high school.

      Although the curricula was career-oriented at Huron University, there are fundamental differences in a campus serving working adults and a campus serving more traditional students. As a consequence of a strategic decision to focus our efforts on adult learners, we divested our Huron University campus in South Dakota in August 1999 to a newly formed entity capitalized by several investors and members of Huron's management. For terms of this transaction see
Management's Discussion and Analysis of Financial Conditions and Results of Operations.

      In connection with the expansion of programs and locations, we have continually focused on strengthening our management and improving our facilities. In March 1996, we relocated our headquarters from New Jersey to Miami, Florida. In addition, through both recruitment and acquisition, we established a new executive management team and have broadened and upgraded our middle management team by adding individuals with broad experience in proprietary education. We have also expanded the breadth and depth of our Board of Directors to provide a diverse base of knowledge and skills in education, regulated industry, mergers and acquisitions, and business generally, particularly high-growth businesses.


THE POSTSECONDARY EDUCATION MARKET

      The postsecondary education market is estimated to exceed $230 billion annually, with more than 14.5 million students enrolled in over 6,000 Title IV eligible postsecondary single and multi-location institutions nationwide. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 1.5 million students to over 16 million students by the year 2009. Further, of the Title IV financial aid eligible institutions, approximately 2,700 are for-profit, with approximately 700 of those offering associate's degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 6% of the overall market.

      Additionally, we believe that the market for entry-level associate's degrees is enhanced by the increasing number of new high school graduates, projected to increase from 2.6 million in 1996 to 3.2 million in 2008. Further, we believe the market for entry level associate's degree is also enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center For Education Statistics, this percentage increased from approximately 57% in 1987 to 67% in 1997. In addition, the number of adult learners is increasing. Adult learners represent a large group of postsecondary students that has grown significantly in recent years. Since 1970, the percentage of students over the age of 24 has risen from 28% of all postsecondary students to more than 42% or 6.3 million in the year 2000, according to the National Center for Education Statistics.

      Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, it is projected that in the year 2000, 85% of the jobs will require education or training beyond high school. This shift is reflected by and further driven by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1998, a full-time male worker with an associate degree earned an average of 35% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor's degree earned an average of 75% more per year than a comparable worker with only a high school diploma.


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

      In the short term, we believe that our best opportunity for achieving growth will come from the integration of existing operations with the basic objectives of increasing revenues at existing schools and improving overall operating efficiencies at each school and within our operations as a whole. To accomplish our goal of increasing revenues from our existing schools, we intend to increase enrollment by adding curricula at our existing locations and by improving our marketing efforts. We also intend to expand our educational programs by developing new curricula.

      Also, in the short term, we are seeking to expand the geographic scope of our business by offering Colorado Tech's degree and professional certificate programs at the site of large employers. Currently, we offer employer on-site programs at seven locations. In addition, in July 2000, Colorado Tech will begin offering internet delivered higher education courses. Initially, it will focus on masters level courses and professional certificate programs. Ultimately, Colorado Tech will seek to offer full on-line degree programs.

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


      The University Degree Division is currently comprised of Colorado Tech, a regionally-accredited institution. Students attending the three principal Colorado Tech campuses are typically working adults seeking to advance in their current careers. Colorado Tech offers various bachelor's, master's and doctorate degrees in information technology, business and management. We believe that flexible course structures, class schedules designed for the working adult, and the introduction of local-campus doctorate programs have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets and have established a successful, replicable model for growth and expansion into new markets.

      The Associate Degree Division focuses on the adult learner who desires to rapidly change careers or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford-Brown and UDS, which provide adult students with associate's degrees and professional certificate programs primarily in the areas of healthcare, computer technology and business.
Sanford-Brown is a nationally-accredited institution that provides various associate's degrees in computer technology, business, and various allied health fields and similar professional certificate programs. UDS is also nationally accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology, medical assisting and surgical technology.

EDUCATIONAL PROGRAMS

      We offer a range of career-oriented educational programs, substantially all of which are in the areas of information technology, healthcare and business. We offer various concentrations in these programs at the associate's, bachelor's, master's and doctorate levels as well as the professional diploma and certificate levels. Our programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Each institution maintains curriculum action groups, comprised of faculty, campus program directors and corporate curriculum specialists, that periodically review and revise curricula as a result of feedback from students, local advisory boards comprised of professionals in career fields related to the programs and local employers.

Our educational programs are set forth below:


UNIVERSITY DEGREE DIVISION                    ASSOCIATE DEGREE DIVISION
--------------------------                    -------------------------

Colorado Technical University        Sanford-Brown College            Ultrasound Diagnostic School

DOCTORATE PROGRAM                    ASSOCIATE DEGREE                 SPECIALIZED ASSOCIATE
Computer Science                      PROGRAMS                         DEGREE PROGRAMS
Management                           Network Technology               (Florida campuses only)
                                     Computer Support Specialist      Diagnostic Medical Ultrasound
MASTER DEGREE PROGRAMS               Computer and Internet Programmer Non-Invasive Cardiovascular
Computer Science                     Occupational Therapy Assistant    Technology
Computer Engineering                 Respiratory Therapy              Health Information Specialist
Electrical Engineering               Radiography
Management                           Nursing                          PROFESSIONAL DIPLOMA
Business Administration              Medical Assistant                 PROGRAMS
                                     Accounting/Business Managment    Diagnostic Medical Ultrasound
BACHELOR DEGREE                      Office Administration            Non-Invasive Cardiovascular
 PROGRAMS                            Paralegal Studies                 Technology
Computer Engineering                                                  Medical Assistant
Computer Science                                                      Surgical Technology
Information Technology               PROFESSIONAL DIPLOMA             Health Information Specialist
Management Information Systems        PROGRAMS
Telecommunications Electronics       Network Technology
  Technology                         Computer Support Specialist
Electronal Engineering               Practical Nursing
Electronic Engineering               Medical Assistant
 Technology                          Respiratory Therapy
Management                           Accounting
Criminal Justice                     Administrative Office Assistant
Accounting
Finance

ASSOCIATE DEGREE                     CERTIFICATE PROGRAM
 PROGRAMS                            Networking Specialist
Information Technology
Electronic Technology
Business Management
Accounting
Medical Assisting
Criminal Justice

PROFESSIONAL CERTIFICATES
C++ Programming
Computer  Design
Computer Technology
Contract   Management
Digital   Communications
Logistic  Systems Management
Object-Oriented  Development
Professional  Communications
Software Engineering
Total Quality  Management
Visual Basic Applications
Java Programming
Oracle  Application  Developer
Oracle Database  Administrator
Web Applications Development
Web-Based Business Management
Unix Programming and Administration

     The following table provides information as of April 30, 2000 regarding the programs offered by each of our schools:

                                                                     LENGTH OF
                           TYPE OF      NUMBER OF      NUMBER OF     PROGRAM
        SCHOOL             PROGRAM      LOCATIONS      STUDENTS     (IN MONTHS)1
        ------             -------      ---------      --------      -----------

UNIVERSITY DEGREE DIVISION


Colorado Technical          Doctoral          2           69              36
University                  Master            3          730           21-25
                            Bachelor          3        1,284              36
                            Associate         3          290              18
                            Non-degree        3          327          Varies
                                                       -----
      School total                                     2,700
                                                       =====

ASSOCIATE DEGREE DIVISION

Sanford-Brown College       Associate        4          781            14-21
                            Non-degree       5          539            11-14
                                                      -----
      School Total                                    1,320
                                                      =====


Ultrasound Diagnostic       Non-degree      15        3,722             8-19
Schools                     Specialized      3          366            12-19
                            Associate                 -----
      School Total                                    4,088
                                                      =====

      Total                                           8,108
                                                      =====

      Tuition and fees for our programs vary depending on the nature of the program and the location of the school. Based on rates to be implemented during the current fiscal year, tuition and fees for the non-degree programs in the Associate Degree Division range from approximately $9,400 for the eight-month medical assistant program offered by UDS to approximately $21,000 for the longest associate degree programs offered by Sanford-Brown. At Colorado Tech, tuition and fees range from approximately $31,000 to $34,000 for the bachelor's degree programs, $13,000 to $14,000 for the master's program and approximately
$35,000 for the doctorate program.

      Academic  schedules  are designed to meet the needs of the adult  student.
UDS offers all of its  programs  during the day or  evening  and  classes  begin generally  every five weeks.  Sanford-Brown's  programs begin  quarterly and are offered  both during the day and  evening.  Degree  programs at Colorado  Tech's
Colorado Springs, Denver and Sioux Falls campuses are offered principally in the evening to  accommodate  the  Colorado  Tech  student who is typically a working adult.
----------

     1 At Colorado Tech, the working adult students typically do not attend their programs on a full-time basis. Therefore, it generally takes longer than the stated program length to complete the program.

STUDENT RECRUITMENT

      We utilize a wide array of advertising and marketing strategies to attract students to our schools, including various combinations of newspaper, radio, television and direct mail. We market each of our schools on a local basis, and draw the vast majority of our students from the local areas surrounding each school.


STUDENT ADMISSIONS

      Each school employs several admissions representatives who interview and enroll students on-site and a variety of support personnel to assist students in the admissions process. Each of our schools has admission requirements designed to assess whether the entering students have the educational and work experience, personal circumstances and the ability necessary to complete their program of study. Admission requirements differ from program to program and school to school, but at a minimum, each applicant must be a high school graduate or possess the recognized equivalent credential, perform successfully on a personal interview, and in most cases, perform adequately on an entrance examination. The admissions process is monitored by a director of admissions in each location, and periodically reviewed for compliance by corporate personnel.


GRADUATE CAREER SERVICES

      Each of our schools operates a career services department that provides career development services to current students and alumni. These services include various combinations of seminars/courses covering interviewing skills, resume preparation and enhancement, job search skills, and career planning advice. In addition, the career services departments of the various schools make contact with potential employers on behalf of the schools and individual graduates, schedule interviews, attempt to obtain feedback regarding graduate performance on interviews and on the job, and provide on-going replacement assistance to graduates.


COMPETITION

      The postsecondary school industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of our schools has various competitors, which may include public and private colleges, other proprietary institutions and hospital based programs.

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

SUPERVISION AND REGULATION

      General. Each of our schools is subject to regulation by: (i) the state in which it operates; (ii) its accrediting body; and (iii) because they are certified to participate in federal financial aid programs ("Title IV Programs") authorized under the Higher Education Act of 1965, as amended, by the United States Department of Education. The loss of authorization to operate in states in which we currently operate, the withdrawal of accreditation from our schools, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect.

      STATE AUTHORIZATION. Except for South Dakota which no longer regulates educational institutions, we are required to have authorization to operate in each state where we physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Generally, the addition of a program or the addition of a new location must be included in the institution's accreditation and/or be approved by the appropriate state authorization agency. Our schools are currently authorized to operate in all states in which we have physical locations and such authorization is required. State authorization is required for an institution to become and remain eligible to participate in Title IV Programs.

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

      If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in a specific area. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. Each of our schools currently maintains institutional accreditation.

      FEDERAL FINANCIAL AID PROGRAMS. We derive a majority of our revenue from students who participate in Title IV Programs under the Higher Education Act. The potential loss of student financial aid due to our failure to comply with a requirement of the regulations would have a material adverse effect.

      A brief description of these programs follows:

          FEDERAL PELL GRANT ("PELL"). Federal Pell Grants are a primary component of the Title IV Programs under which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit. For the 1999-2000 award year, Pell Grants range from $400 to $3,125 per year.

          FEDERAL SUPPLEMENTAL EDUCATIONAL OPPORTUNITY GRANT ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards generally range in amount from $100 to $4,000 per year; however the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 1998-99 award year, our required 25% institutional match was approximately $72,000.

          FEDERAL FAMILY EDUCATION LOAN PROGRAM ("FFEL"). The FFEL program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we can make no assurances in this regard. The HEA requires the establishment of lenders of last resort in every state to make certain loans to students at any school that can not otherwise identify lenders willing to make federally guaranteed loans to its students.

     FEDERAL PERKINS LOAN PROGRAM ("PERKINS"). Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the Department of Education. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to students currently enrolled. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program. During the 1998-99 award year, our 25% institutional match was approximately $8,000.

     FEDERAL WORK STUDY ("FWS"). Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. During the 1998-1999 award year, our 25% institutional match was approximately $51,000.

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

      ELIGIBILITY AND CERTIFICATION PROCEDURES. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued eligibility and certification to participate in the Title IV Programs at least every five years, when it undergoes a change of control, raises the highest academic credential it offers, or, at the Department's request, if the institution opens an additional location offering 50% or more of an educational program. Each of our schools is currently eligible and certified to participate in the Title IV programs. SBC in Missouri and Granite City are scheduled to seek recertification through applications to be filed no later than December 31, 2000, based on a certification expiration date of March 31, 2001.

     PROVISIONAL CERTIFICATION. An institution may be placed on provisional certification status for a period not to exceed three years, if the Department of Education finds that the institution does not fully satisfy all of its eligibility and certification standards. Provisional certification does not limit institutions access to Title IV funds but differs from full certification in that a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of

Education  afforded to a fully  certified  school.  Further,  the  Department of
Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV Programs. If an institution successfully participates in Title IV Programs during its period of provisional certification but fails to satisfy the full certification criteria, the Department of Education may renew the institution's provisional certification. Further, any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution will be required to reapply for continued eligibility. As a result of high default rates at SBC's Granite City and Missouri campuses in federal fiscal years 1992 and 1993, SBC's certification to participate in the Title IV programs is provisional at this time. SBC will apply for recertification in December 2000.

LEGISLATIVE ACTION

      Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. The most recent reauthorization in 1998 reauthorized the Higher Education Act through September 30, 2004. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition. Changes made by the 1998 reauthorization of the Higher Education Act include:

o expanding the adverse effects on schools of high student loan default rates,

o increasing from 85% to 90% the limit of the proprietary school's revenue that may be derived each year from Title IV Programs,

o revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school,

o giving the Department of Education flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control,

o    changing the formula for calculating the interest rate on FFEL loans and

o modifying the definition of default from 180 days to 270 days past due for loans payable in monthly installments.

     In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in the annual appropriation bills and in other laws it enacts between reauthorizations of the Higher Education Act. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may also increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

      THE 90/10 RULE. The Higher Education Act requires that an annual calculation be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible programs. Under this rule, a proprietary school will be ineligible to participate in Title IV Programs if, under a modified cash basis of accounting, more than 90% (for fiscal years ending on or after October 1, 1998, and 85% for fiscal years ending before that date) of its revenues from its Title IV eligible programs for the prior fiscal year, were derived from Title IV Program funds. If one of our schools were to fail the 90/10 rule for a particular fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our schools violated the 90/10 rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution.

     During Spring 1999, the Office of the Inspector General ("OIG") of the Department of Education conducted an audit of the Sanford-Brown campus in Granite City, Illinois for the fiscal year ended March 31, 1998. The audit focused on Sanford-Brown's campus compliance with the 85/15 rule. Although the OIG did not issue an audit report, the OIG issued a "potential issue" document asserting that Sanford-Brown did not comply with the 85/15 rule for the year ending March 31, 1998 because it improperly included institutional scholarships as non-Title IV revenues in determining its compliance with that rule. Whitman responded to the OIG and has not received further correspondence from the OIG since May, 1999. Although we believe that SBC was in compliance with the 85/15 rule, and that this position is supported by recent guidance issued to all schools by the Department of Education, and therefore, that the OIG audit will be resolved without any material adverse effect, as with any such audit, no assurance can be given as to the final outcome since matters are not yet resolved.

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

      Once these ratios are computed on the basis of an institution's annual audited financial statements, they are adjusted by strength factors, weighted and added to create the composite score which may range from negative one to three. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the Department of Education determines that an institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If the institution's composite score is more than 1.0 and less than 1.5, the institution may continue to participate in Title IV Programs, even though it is deemed not to be financially responsible, for a period of no more than three years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in Title IV Programs on this basis must participate in the Title IV Programs on the reimbursement or cash monitoring method of payment under which an institution must disburse its own funds to students before receiving Title IV Program funds and must provide the Department of Education with timely information with respect to certain matters and financial events. The Department of Education may also request from such institutions additional information about their current operations and/or future plans. If an institution achieves a composite score of
1.0 or below, the institution may establish financial responsibility by posting an irrevocable letter of credit in favor of the Department of Education in an amount equal to not less than one-half the Title IV Program funds received by students enrolled at such institution during the prior fiscal year.

      Under the new standards, our composite score on a consolidated basis (as historically applied to UDS) is 1.6, Colorado Tech's composite score is 2.9 and Sanford-Brown's composite score is 2.6.

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

      Another measure of financial responsibility is an institution's ability to make timely refunds to students and the Title IV programs. If as a result of an audit conducted by the Department, Whitman's independent auditor, or a guaranty or state authorizing agency, there is a finding that one or more of our schools does not make timely refunds in either of its last two fiscal years, that school could be required to submit an irrevocable letter of credit to the Secretary, equal to 25 percent of the total amount of Title IV HEA program refunds the school made or should have made during its most recently completed fiscal year, in order to maintain financial responsibility. Based on this standard, in October 1999, we posted letters of credit amounting to $645,000 as a result of late refund findings with respect to fiscal 1998.

      COHORT DEFAULT RATES. The regulations also require the calculation of a cohort default rate on FFEL loans received by current and former students who have attended our institutions. The cohort default rate measures the percentage of students who enter repayment on FFEL loans in a particular federal fiscal year and default before the end of the following federal fiscal year. If a school's official cohort default rate equals or exceeds 25% for each of its three most recent federal fiscal years, it becomes ineligible to participate in the FFEL programs as well as the Pell program for the remainder of the year in which the Department of Education makes that determination and the subsequent two years. A school may also become ineligible to participate in all Title IV Programs if its official default rate exceeds 40% in any one fiscal year. A school's cohort default rate is published annually by the Department of Education. The most recent official cohort year published was for fiscal year 1997 (published in October 1999). UDS' official 1997 rates ranged from 12.4% to16.4%; Sanford-Brown's official 1997 rates were 11.9% and 15.3% and Colorado Tech's official 1997 rate was 5.1%. All of our schools' preliminary 1998 default rates were below 25% with no preliminary rate exceeding 10.8%. The fiscal year 1997 cohort default rates for all of our schools average 12.1%; the average rate for all proprietary institutions in the United States for the same period was approximately 15.4%.

      The regulations provide that in the event that an institution has an FFEL cohort default rate in excess of 25%, or a Perkins loan default rate of more than 15% in a year, the Department of Education may place that institution on provisional certification to participate in Title IV Programs. Provisional certification may last no longer than three years. As a result of high default rates at Sanford-Brown's Granite City and Missouri campuses in federal fiscal years 1992 and 1993, Sanford-Brown's certification to participate in Title IV Programs is provisional at this time. Sanford-Brown's default rates in 1994, 1995, 1996 and 1997 were all below the 25% threshold.

      In addition, as of October, 1999 an institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years will lose eligibility to participate in the Perkins program for the remainder of the federal fiscal year in which the DOE determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. Such action may be appealed. The HEA also imposes a penalty on institutions that have a default rate of 25% or above, by eliminating additional federal funds allocated annually to the institution for use in the Perkins program. Only Colorado Tech uses Perkins, and the cohort default rate for that program is 13.7%.

     CHANGE OF CONTROL. A change of ownership which results in a change in control (as defined below) of Whitman or one or more of our institutions will trigger a review of the certification and eligibility of all (if Whitman changes ownership) or some of our schools to participate in Title IV Programs, and may cause all or some of our institutions to lose their eligibility pending recertification by the Department of Education. Such change in ownership and
                                       17
control could also require reauthorization to operate by individual states and trigger a review by each of our school's accrediting bodies. The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application for recertification.

      With regard to publicly held companies, the Department of Education has generally adopted the change of ownership and control standards used in reporting such events under federal securities law. A change in control of Whitman which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would also require our schools to seek recertification from the Department of Education as outlined above. A failure to obtain such recertification would have a material adverse effect on our financial condition. According to Department regulations, individual schools may be deemed to experience a change in control if: the institution is sold; there is a merger of one or more eligible institutions; the institution is divided into two or more institutions; the institution is permitted to transfer its liabilities to its parent corporation; assets comprising a substantial portion of the educational business of its institution are transferred; or the institution converts from for-profit to nonprofit.

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

      Each accrediting body and state agency which authorizes us to operate our schools has different regulations regarding changes in control which could require re-authorization or re-accreditation. Our failure to obtain state re-authorization or re-accreditation of any of our schools subsequent to a change in control would have a material adverse effect on our financial condition and would threaten our eligibility to participate in the Title IV programs.

     COMPLIANCE AUDITS. Our institutions are subject to audits or program compliance reviews by various external agencies, including the Department of Education, and state, guaranty and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the Department of Education or another regulatory agency were to determine that one of our institutions had improperly disbursed Title IV Program funds or had violated a provision of the Higher Education Act or the implementing regulations, the affected institution could be required to repay such funds to the Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. If the Department of Education viewed the violation as significant, the Department of Education could also transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which a school must disburse its own funds to students and document students' eligibility for Title IV
Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us to other civil and criminal penalties. In addition, if one or more of the institutions commits significant violations of regulatory standards governing Title IV Programs, the Department of Education may initiate a proceeding to impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in the Title IV Programs. The Department may also initiate an emergency action to temporarily suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds. An institution may appeal any such action initiated by the Department with the exception of an action placing an institution on reimbursement, although a provisionally certified institution has more limited appeal rights as described above.

      A fine, of up to $25,000 per violation may be assessed by the Department of Education based on the gravity of the violation and taking into account the size of the institution. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in the Title IV Programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution's total receipts derived from Title IV Programs. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. If the Department of Education terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 rule may not apply to resume participation in Title IV Programs for at least one year. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on our financial condition. A termination of our eligibility to participate in Title IV Programs would have a material adverse effect on our financial condition.

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

EMPLOYEES

     At March 31, 2000, we had approximately 673 full-time and 426 part-time employees of whom 540 were faculty and 481 were administrative personnel at the various schools. The remaining employees were employed by us at our administrative offices.

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

     Forward-looking statements contained in this Report may relate to: (i) our future operating plans and strategies; (ii) the growth of the postsecondary education market due to (a) the increasing number of high school graduates and adult learners and (b) because of the focus placed on postsecondary education, the continuing shift from non-skilled to skilled workers; (iii) the expansion of our business through the addition of new curricula or new locations, or by acquisitions; (iv) our anticipated need for and our ability to fund capital expenditures associated with the relocation and upgrade of facilities in fiscal 2001; (v) the Department of Education's enforcement or interpretation of existing regulations affecting our operations; (vi) the seasonality of our results of operations; (vii) the outcome of pending legal or regulatory proceedings; and (viii) the sufficiency of our working capital, financings, including our ability to increase our borrowing if necessary, and cash flow from operating activities for our future operating and capital requirements.

     We wish to caution you that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on behalf : (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the ultimate resolution of pending legal proceedings related to UDS general ultrasound program; (iii) the effect of, and our ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and our eligibility to participate in, student financial aid programs; (iv) our ability to assess and meet the educational needs and demands of our customers and employers; (v) the effect of competitive pressures from other educational institutions; (vi) our ability to manage planned internal growth; (vii) our ability to locate, obtain and finance favorable school sites, negotiate acceptable lease terms, and hire and train employees; (viii) the effect of economic conditions in the postsecondary education industry and in the economy generally; (ix) the role of the Department of Education's, Congress' and the public's perception of for-profit education as it relates to changes in the Higher Education Act and regulations promulgated thereunder.

ITEM 2. PROPERTIES.

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

      Our schools are operated from the following leased premises:



Location of School               School           Size of facility
                                                  (in square feet)

Colorado Springs, Colorado       Colorado Tech         80,000
Sioux Falls, South Dakota        Colorado Tech         21,064
Denver, Colorado                 Colorado Tech         18,298
North Kansas City, Missouri      Sanford-Brown         38,500
Fenton, Missouri                 Sanford-Brown         25,200
Hazelwood, Missouri              Sanford-Brown         24,500
St. Charles, Missouri            Sanford-Brown         14,650
Granite City, Illinois           Sanford-Brown         12,253
New York, New York               UDS                   14,500
Carle Place, New York            UDS                   14,607
Iselin, New Jersey               UDS                   15,000
Atlanta, Georgia                 UDS                   11,469
Bellaire, Texas                  UDS                   15,395
Tampa, Florida                   UDS                   10,263
Irving, Texas                    UDS                   11,453
Trevose, Pennsylvania            UDS                   10,204
Elmsford, New York               UDS                   10,034
Jacksonville, Florida            UDS                   15,800
Springfield, Massachusetts       UDS                   12,819
Pittsburgh, Pennsylvania         UDS                    6,238
Fort Lauderdale, Florida         UDS                   11,800
Independence, Ohio               UDS                   11,282
Landover, Maryland               UDS                    7,703



      We believe that all of our present campus facilities are suitable and adequate for their current uses. We monitor the suitability of our campus facilities to anticipate where demand for our products will create overcrowding or exceed capacity of existing facilities and seek to expand or relocate such campuses.

ITEM 3. LEGAL PROCEEDINGS.

      We are subject to litigation and claims in the ordinary course of business, including the following:

      In May 2000, we (in conjunction with our insurance carriers) reached an agreement in principle to settle the previously reported case styled Cullen, et. al. v. Whitman Education Group, Inc., et. al., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The settlement, which still must be approved by the Court, covers students who attended our Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. As a result of the proposed settlement, we have taken a one-time, after-tax charge to earnings of approximately $900,000, or $0.07 per share in the fiscal quarter ended March 31, 2000. Although Management denied the allegations of the lawsuit (and believed the key allegations to be without merit), we entered into the settlement to resolve litigation in a satisfactory business manner and to avoid disruption of our business.

     We are a party to routine litigation incidental to our business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any such litigation, we do not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on our financial condition or results of operations. See "Forward-Looking Statements; Business Risks" appearing in Item 1 of this Report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as our executive officers as of March 31, 2000. Officers serve at the discretion of our Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

     Richard C. Pfenniger, Jr. Mr. Pfenniger, age 44, has been our Chief Executive Officer and Vice Chairman since March 1997 and a director since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation from 1994 to March 1997. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is a director of North American Vaccine, Inc.

     Randy S. Proto. Mr. Proto, age 42, has been our President since 1994. In 1997, Mr. Proto also assumed the duties of Chief Operating Officer. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in 11 proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.

     Fernando L. Fernandez. Mr. Fernandez, age 39, has served as our Vice President--Finance, Treasurer and Chief Financial Officer since 1996. Prior to joining us, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is traded on the American Stock Exchange under the symbol "WIX". The following table sets forth the high and low closing prices of our common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                             2000
                                     ----------------------
                                        High        Low
                                     ---------- -----------
Quarter Ended 6/30/99                $  6.00    $   3.75
Quarter Ended 9/30/99                   6.06        2.50
Quarter Ended 12/31/99                  3.06        1.69
Quarter Ended 3/31/00                   2.50        1.56

                                              1999
                                     ----------------------
                                        High        Low
                                     ---------- -----------
Quarter Ended 6/30/98                $  6.12     $  4.62
Quarter Ended 9/30/98                   5.37        3.12
Quarter Ended 12/31/98                  4.25        2.62
Quarter Ended 3/31/99                   4.94        3.50


      As of the close of business on June 1, 2000, there were approximately 283 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.


                                          Year Ended March 31,
                           --------------------------------------------------
                             2000       1999      1998      1997      1996
                           --------- ---------- --------- --------- ---------
                             (In thousands, except per share data) (1) (2)
                           --------  ---------- --------- --------- ---------
Operating Data
Net revenues                $ 77,611   $ 73,977 $  60,306 $  46,993  $ 39,838
(Loss) income
 from operations                 (26)     4,195       784    (3,245)      951
Net (loss) income               (502)     3,042       143    (4,363)     (101)
Diluted net (loss)
 income per share (3)          (0.04)       .22      0.01     (0.38)    (0.01)
Dividends                       None       None      None      None      None

Balance Sheet Data
Total assets                 $62,526   $ 62,580 $  53,821 $  48,017 $  35,323
Long-term debt, and
    capitalized lease
    obligations, less
    current portion           11,119     12,022    14,350    11,109    11,494
Stockholders' equity          21,285     21,625    17,833    16,107     7,385
----------

(1) Figures have been restated to reflect the acquisition of Colorado Tech in March 1996 which was accounted for under the pooling of interests method of accounting. Figures also reflect the acquisition of Huron University on December 30, 1996 which was accounted for as a purchase, and the sale of Huron University in August 1999.

(2) All references to per share amounts have been adjusted to give retroactive effect to the two-for-one stock split effective on May 13, 1996.

(3) The 1,021,612 shares issued in connection with the Sanford-Brown acquisition that remained in escrow at March 31, 1996 to be disbursed to the seller or returned to us upon the occurrence or failure to occur of certain events relating to the regulation of Sanford-Brown were not considered outstanding for purposes of computing the net loss per share for fiscal 1996 as their effect was anti-dilutive. Due to the substantial satisfaction of such contingencies in fiscal 1997, the shares were disbursed to the seller and considered outstanding for purposes of computing the net loss per share for fiscal 1997.

      See Consolidated Financial Statements, Item 8 of this Report, for supplementary financial information of Whitman.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman and the notes thereto appearing elsewhere in this report and in conjunction with "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 in that certain statements made in this Item are qualified by the risk factors set forth in that section.


GENERAL

     Through three wholly-owned subsidiaries, we currently operate 23 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 8,000 students. We are organized into a University Degree Division and an Associate Degree Division. The University Degree Division offers primarily doctorate, master and bachelor degrees through Colorado Tech. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS. The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of our revenues are indirectly derived from Title IV Programs.

     Historically, our revenues have increased primarily as a result of the expansion of program offerings and the opening or acquisition of campuses. At UDS, the expansion of program offerings generated an increase in revenues from $27.5 million in fiscal 1998 to $39.0 million in fiscal 2000. At Colorado Tech, the expansion of program offerings, opening of a campus, and the acquisition of Huron University generated an increase in revenues from $16.0 million in fiscal 1998 to $19.1 million in fiscal 2000.

     Instructional and educational support expenses consist primarily of costs related to the educational activity of our schools. Instructional and educational support expenses include salaries and benefits of faculty, academic administrators and student support personnel. Instructional and educational support expenses also include occupancy costs, costs of books sold, and depreciation and amortization of equipment costs and leasehold improvements.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                   Year Ended March 31,
                                       -----------------------------------------
                                           2000          1999          1998
                                       -------------  ------------  ------------
Net revenues                              100.0%        100.0%        100.0%
                                       -------------  ------------  ------------
Costs and expenses:
     Instructional and
      educational support                  66.4          65.4          66.9
     Selling and promotional               15.9          13.2          14.9
     General and administration            15.7          15.7          16.9
     Legal settlement                       2.0             -             -
                                       -------------  ------------  ------------
Total costs and expenses                  100.0          94.3          98.7
                                       -------------  ------------  ------------
Income from operations                       -           5.7           1.3
Other (income) expenses:
     Interest expense                      1.5           1.9           2.2
     Interest income                       (.4)         (0.4)         (0.3)
                                       -------------  ------------  ------------
(Loss) income before income
  tax (benefit) provision                  (1.1)           4.2         (0.6)
Income tax (benefit) provision             (0.4)           0.1         (0.8)
                                       -------------  ------------  ------------
Net (loss) income                         (0.7) %         4.1 %         0.2%
                                       =============  ============  ============

       Year ended March 31, 2000 compared to the year ended March 31, 1999

     Net revenues increased by $3.6 million or 4.9% to $77.6 million for the year ended March 31, 2000 from $74.0 million for the year ended March 31, 1999. Excluding Huron University, which was sold in August 1999, net revenues increased by $5.7 million or 8.0% to $76.2 million for the year ended March 31, 2000 from $70.5 million for the year ended March 31, 1999. This increase was primarily due to an 8.2% increase in average student enrollment.

     Excluding Huron University, the University Degree Division experienced a 9.2% increase in average student enrollment and the Associate Degree Division experienced a 7.7% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting programs offered by the
Ultrasound Diagnostic Schools. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Sioux Falls campus and in Colorado Technical University's information technology programs.

     Instructional and educational support increased by $3.2 million or 6.5% to $51.6 million for the year ended March 31, 2000 from $48.4 million for the year ended March 31, 1999. As a percentage of net revenues, instructional and educational support expenses increased to 66.4% for the year ended March 31, 2000 as compared to 65.4% for the year ended March 31, 1999. Excluding Huron University, instructional and educational support expenses increased by $6.1 million or 14.2% to $49.4 million for the year ended March 31, 2000 from $43.3 million for the year ended March 31, 1999. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 64.8% for the year ended March 31, 2000 as compared to 61.4% for the year ended March 31, 1999. This increase in instructional and educational support expenses was primarily due to an increase of $6.7 million in the Associate Degree Division. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment and the offering of the new Health Information Specialist program at certain of the Ultrasound Diagnostic Schools, and increases in occupancy and depreciation expenses in the Associate Degree Division related to the expansion of facilities and the upgrade of equipment.


     Selling and promotional expenses increased by $2.5 million or 25.9% to $12.3 million for the year ended March 31, 2000 from $9.8 million for the year ended March 31, 1999. As a percentage of net revenues, selling and promotional expenses increased to 15.9% for the year ended March 31, 2000 as compared to 13.2% for the year ended March 31, 1999. Excluding Huron University, selling and promotional expenses increased by $3.0 million or 32.8% to $12.0 million for the year ended March 31, 2000 from $9.0 million for the year ended March 31, 1999. Excluding Huron University, as a percentage of net revenues, selling and promotional expenses increased to 15.8% for the year ended March 31, 2000 as compared to 12.8% for the year ended March 31, 1999. This increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division resulting from our marketing efforts directed at increasing enrollment.

     General and administrative expenses increased by $0.6 million or 5.2% to $12.2 million for the year ended March 31, 2000 from $11.6 million for the year ended March 31, 1999. As a percentage of net revenues, general and administrative expenses remained constant at 15.7% for the years ended March 31, 2000 and March 31, 1999. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses in the Associate Degree Division to support the growth in student enrollment. This increase was partially offset by a decrease in general and administrative expenses in the University Degree Division due to a reduction in administrative payroll expenses due to the consolidation of certain administrative functions with the corporate office.

     Legal settlement costs of $1.6 million were incurred in fiscal 2000 in connection with the settlement of the lawsuit filed against the Ultrasound Diagnostic Schools.

     We reported a loss from operations of $26,000 for the year ended March 31, 2000 as compared to operating income of $4.2 million for the year ended March 31, 1999. Excluding Huron University, income from operations decreased by $5.7 million to $1.0 million for the year ended March 31, 2000 from $6.7 million for the year ended March 31, 1999.

     We reported a net loss of $0.5 million and net income of $3.0 million for the years ended March 31, 2000 and 1999, respectively. The decrease in net income was primarily due to a decrease in pre-tax profits of $6.8 million in the Associate Degree Division, which was partially offset by an increase in pre-tax profits of $2.9 million in the University Degree Division. The decrease in profitability in the Associate Degree Division was primarily due to an increase in instructional and educational support expenses to support the anticipated increase in student enrollment and the offering of a new program, an increase in selling and promotional expenses, and legal settlement costs of $1.6 million incurred in fiscal 2000. Due to a shortfall in anticipated new student enrollments for the year ended March 31, 2000, the revenues generated in the Associate Degree Division did not offset the increase in operating expenses. The increase in profitability in the University Degree Division was due to an increase of $1.3 million in operating profits at the three Colorado Technical University campuses, net of related general and administrative expenses, resulting from increased enrollment with the primary increase at the Sioux Falls campus. Also, operating losses sustained at Huron University decreased by $1.5 million due to the divestiture of this campus in August 1999. Huron University sustained operating losses of $1.0 million and $2.5 million for the years ended March 31, 2000 and March 31, 1999 respectively.

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

     The increase in student enrollment and increase in the revenue earned per student in the Associate Degree Division resulted in increased net revenues of $10.8 million or 24.2%. The increased enrollment related primarily to the medical assisting program offered by UDS. The medical assisting program, which was introduced during fiscal 1996 and offered at 12 of 15 campuses during fiscal 1998, was extended to two additional campuses during fiscal 1999. In addition to the extension of this program to additional campuses, the medical assisting program continued to experience growth in student enrollment at the 12 campuses offering the program prior to fiscal 1999. The increase in the revenue earned per student was primarily due to the shortening of the length of the programs offered at Sanford-Brown College.

     Instructional and educational support expenses increased by $8.1 million or 20.0% to $48.4 million in fiscal 1999 from $40.3 million in fiscal 1998. Instructional and educational support expenses increased by $2.5 million in the University Degree Division and $5.6 million in the Associate Degree Division. The increase was primarily due to the upgrade of equipment and facilities, and the addition of faculty, staff and management at the schools to support the increase in student enrollment. As a percentage of net revenues, instructional and educational support expenses decreased to 65.4% in fiscal 1999 from 66.9% in fiscal 1998. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to increase revenues as a result of an increase in student enrollment at a greater rate than the rate of increase in such expenses related to educational services.

     Selling and promotional expenses increased by $0.8 million or 8.9% to $9.8 million in fiscal 1999 from $9.0 million in fiscal 1998. The increase in selling and promotional expenses was primarily due to increased marketing and advertising costs at the Associate Degree Division for the programs offered at UDS. As a percentage of net revenues, selling and promotional expenses decreased to 13.2% in fiscal 1999 from 14.9% in fiscal 1998. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to increase enrollments with a proportionately lower increase in selling and promotional expenses.

     General and administrative expenses increased by $1.4 million or 13.8% to $11.6 million in fiscal 1999 from $10.2 million in fiscal 1998. The increase in general and administrative expense was due primarily to an increase in administrative costs necessary to support the growth in student enrollments and an increase in bad debt expense due to an increase in student receivables resulting from an increase in student enrollment. As a percentage of net revenues, general and administrative expenses decreased to 15.7% in fiscal 1999 from 16.9% in fiscal 1998. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     We periodically perform an analysis of the realizability of our deferred tax assets based on our assessment of current and expected operating results. As of March 31, 1999, we determined that a $50,000 valuation allowance for deferred tax assets was necessary, which resulted in a decrease in the valuation allowance of $1,154,000 in fiscal 1999.

     We reported net income of $3.0 million and $0.1 million for the years ended March 31, 1999 and 1998, respectively. The increase in net income in fiscal 1999 was primarily due to an increase in operating income of $3.3 million generated from the Associate Degree Division and a decrease in operating losses of $0.4 million sustained by the University Degree Division. The increase in operating income in the Associate Degree Division was due to an increase in revenues of $10.8 million resulting from increased student enrollment and an increase in the revenue earned per student. The decrease in the operating loss sustained by the University Degree Division was due to an increase in revenues of $2.9 million resulting from an increase in student enrollment. The operating results of the University Degree Division were significantly affected by the operating losses sustained by Huron University of $2.5 million in fiscal 1999, an increase of $1.0 million from fiscal 1998.

DIVESTITURE OF HURON UNIVERSITY

     In August 1999, Colorado Technical University, Inc., completed the divestiture of its Huron University campus ("Huron") in Huron, South Dakota to a newly formed unaffiliated entity ("Newco") capitalized by several investors and members of Huron's existing management. In connection with the transaction, Colorado Technical University contributed the operating assets of Huron and $550,000 to Newco, and Newco issued to Colorado Technical University units of limited liability company membership interests and assumed certain liabilities of Huron. The liabilities assumed by Newco include the principal balance due of $1.1 million under a loan agreement. The loan is guaranteed by Whitman, which has a first priority security interest in certain assets of Newco, and has a maturity date of July 2005.

     Under the terms of the transaction, the units of limited liability company membership interests equal 19.9% of the total outstanding limited liability company membership interests in Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would represent approximately 4% of the total outstanding limited liability company membership interests in Newco upon exercise. The warrant has a term of five years and has an exercise price of $10,000 per unit. The investment in Newco is recorded at a cost of $1.2 million, which approximates fair value. No gain or loss was recorded on the transaction. The effective date of the transactions for accounting, tax, and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation. Whitman's remaining investment in Huron is accounted for under the cost method.

     In connection with the divestiture of Huron, Whitman provided a loan of $500,000 to the president of Huron for the purpose of investing such funds in Newco. The loan is due in August 2005 with monthly interest payments commencing in October 1999 at the prime rate. The loan is secured by Whitman common stock owned by the president of Huron.

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

IMPACT OF YEAR 2000

     In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of our planning and implementation efforts, we did not experience significant disruptions in our computer systems or embedded systems and we believe those systems successfully responded to the Year 2000 date change. Year 2000 costs were not material to our financial position, results of operations or cash flows. We are not aware of any material problems resulting from Year 2000 issues, either with our computer systems, our embedded systems, or the products and services of third parties. We will continue to monitor our computer systems and embedded systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2000, 1999 and 1998 were $6.0 million, $4.3 million and $3.4 million, respectively. Our working capital totaled $8.2 million at March 31, 2000, $8.4 million at March 31, 1999 and $8.0 million at March 31, 1998.

     Net cash of $6.6 million was provided by operating activities in fiscal 2000 and $6.5 million from fiscal 1999, an increase of $0.1 million from fiscal 1999 and $6.5 million from fiscal 1998. The increase in cash provided by operating activities of $6.5 million in fiscal 2000 from fiscal 1998 was primarily due to decreases in accounts receivable and increases in accounts payable, and accrued expenses.

     Net cash of $2.4 million was used for investing activities in fiscal 2000, an increase of $0.4 million from fiscal 1999 and a decrease of $1.3 million from fiscal 1998. The increase in fiscal 2000 from fiscal 1999 was primarily due to our investment of $1.2 million in Huron University in fiscal 2000. The decrease in cash used for investing activities in fiscal 2000 from fiscal 1998 was due to a decrease in capital expenditures.

     We estimate that the capital expenditures expected to be incurred during fiscal 2001 will approximate $3.4 million. These anticipated capital expenditures primarily relate to the costs associated with the acquisition and upgrade of equipment for the schools and the relocation and upgrade of campus facilities.Funds required to finance such capital expenditures are expected to be obtained from additional capital lease obligations and from funds generated from operations.

     Net cash of $2.4 million was used in financing activities in fiscal 2000, a decrease in cash used of $1.1 million from fiscal year 1999 and an increase of $5.6 million from fiscal 1998. The decrease in cash used in investing activities in fiscal 2000 from fiscal 1999 was due to a decrease in the repayment of debt. The increase in cash used for financing activities in fiscal 2000 from fiscal 1998 was due to an increase in the repayment of debt and a decrease in proceeds from the exercise of options and warrants.

     We have an $8.5 million line of credit which was scheduled to mature on October 31, 2000. On May 15, 2000, we extended the maturity date on the line of credit to June 30, 2002. At March 31, 2000, we had $7.6 million outstanding under the line of credit and letters of credit outstanding of $0.9 million which reduced the amount available for borrowing. The amounts borrowed under this facility in fiscal 2000 were primarily used for operations and capital expenditures.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions. We anticipate that the repurchase of shares will be funded through cash from operations. As of June 1, 2000, we had repurchased 285,100 shares of our common stock for approximately $498,000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 85%, 86% and 41% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that given our working capital, our cash flow from operations, our line of credit and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We will begin following the guidance provided by SAB 101 effective April 1, 2000. We anticipate that SAB 101 will result in the deferral of our recognition of certain types of revenues and will require a one-time, cumulative adjustment that will reduce our after-tax earnings by approximately $550,000 in the first quarter of fiscal 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk related to our variable-rate line of credit as described in Note 7 of the Notes to Consolidated Financial Statements.

     At March 31, 2000, our variable rate long-term debt had a carrying value of $7.6 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would not have a material adverse affect on our results of operations and financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by Regulation S-X are included in this Form 10-K commencing on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders scheduled for August 2000. The information concerning executive officers required by Item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders scheduled for August 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders scheduled for August 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2000 Annual Meeting of Shareholders scheduled for August 2000.

                         PART IV

1. ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   Financial Statements

     The following consolidated financial statements are filed as a part of this report:

              Report of Independent Certified Public Accountants

              Consolidated Balance Sheets

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

         (a)(3)   Exhibits

Exhibit
Number   Description                              Method of Filing
------   -----------                              ----------------

  2.1    Plan and Agreement of Merger             Incorporated by reference
                                                  to our Form 10-Q for
                                                  the quarter ended
                                                  September 30, 1997.

  3.1    Articles of Incorporation                Incorporated by reference
                                                  to our Form 10-Q for
                                                  the quarter ended
                                                  September 30, 1997.

  3.2    By-Laws, as amended                      Incorporated by reference
                                                  to our Report on Form
                                                  10-K for the year ended
                                                  March 31, 1999.

 10.1    Registration Rights Agreement            Incorporated by reference
         dated as of April 6, 1992                to our Report on Form
                                                  8-K dated April 6, 1992.

 10.2    Amended and Restated 1986 Directors      Incorporated by reference
         and Consultants Stock Option Plan        to our Registration
                                                  Statement on Form S-8
                                                  filed September 9, 1992.

 10.3    1992 Incentive Stock Option Plan         Incorporated by reference
                                                  to our Proxy Statement
                                                  for the Annual Meeting
                                                  of Shareholders held on
                                                  November 19, 1992.

 10.4    Whitman Education Group, Inc.            Incorporated by reference to
         1996 Stock Option Plan, as amended       to our Form 10-Q for the
                                                  quarter ended June 30, 1997.







10.5     Form of Stock Purchase Warrant to        Incorporated by reference
         purchase 575,000 shares of common        to our Report on Form 8-K
         stock to be issued by Whitman            dated December 21, 1994.
         Medical Corp. in favor of
         Frost-Nevada, Limited Partnership

10.6     Stock Purchase Warrant to purchase       Incorporated by reference
         650,000 shares of common stock           to our Report on Form 8-K
         issued by Whitman Medical Corp.          dated February 26,1996.
         in favor of Phillip Frost

10.7     Employment Agreement dated as of         Incorporated by reference
         March 29, 1996 by and between            to or report on Form 8-K/A-1
         M.D.J.B., Inc. and David O'Donnell       dated April 11, 1996.

10.8     Credit Agreement dated as of             Incorporated by reference to
         April 11, 1996 among Barnett Bank        our Report on Form 10-Q for
         of South Florida, N.A., Whitman          the quarter ended
         Education Group, Inc. and                June 30, 1999.
         Phillip Frost, M.D.

10.9     Second Amendment to Credit Agreement     Incorporated by reference to
         dated October 31, 1996 among Barnett     to our Report on Form 10-Q for
         Bank, N.A., Whitman Education            the quarter ended
         Group, Inc. and Phillip Frost, M.D.      September 30, 1996.

10.10    Form of Third Amendment to Credit        Incorporated by reference to
         Agreement dated May 19, 1997 among       to our Report on Form 10-K for
         Barnett Bank, N.A., Whitman Education    the year ended March 31, 1997.
         Group, Inc. and Phillip Frost, M.D.

10.11    Form of Restated and Consolidated        Incorporated by reference to
         Renewal Revolver Note dated May 19,      Report on Form 10-K for the
         1997 by Whitman Education Group, Inc.    year ended March 31, 1997.
         in favor of Barnett Bank, N.A.

10.12    Loan Agreement dated August 5, 1996      Incorporated by reference to
         between Colorado Technical University    our Report on Form 10-K for
         and Bank One, Colorado, N.A.             the year ended March 31, 1997.

10.13    Form of promissory note and Schedule     Incorporated by reference to
         of Promissory Notes by Colorado          to our Report on Form 10-K for
         Technical University, Inc. in favor      the year ended March 31, 1997.
         of Bank One, Colorado, N.A.

10.14    Form of commercial security agreement    Incorporated by reference to
         and Schedule of Commercial Security      our Report on Form 10-K for
         Agreements between Colorado Technical    for the year ended
         University, Inc. and Bank One,           March 31, 1997.
         Colorado, N.A.






10.15    First Amendment to Loan Agreement        Incorporated by reference to
         dated December 27, 1996 between          to our Report on Form 10-K for
         Bank One, Colorado, N.A. and Colorado    the year ended March 31, 1997.
         Technical University, Inc.

10.16    Commercial Guaranty by M.D.J.B., Inc.    Incorporated by reference to
         in favor of  Bank One, Colorado, N.A.    our Report on Form 10-K for
                                                  the year ended March 31, 1997.

10.17    Second Amendment to Loan Agreement       Incorporated by reference to
         dated February 24, 1997 between Bank     to our Report on Form 10-K for
         One, Colorado, N.A. and Colorado         the year ended March 31, 1997.
         Technical University, Inc.

10.18    Third Amendment to Loan Agreement        Incorporated by reference to
         dated June 13, 1997 between Bank One,    to our Report on Form 10-K for
         Colorado, N.A. and Colorado Technical    the year ended March 31, 1997.
         University, Inc.

10.19    Commercial Guaranty by Whitman           Incorporated by reference to
         Education Group, Inc. in favor of        our Report on Form 10-K for
         Bank One, Colorado, N.A.                 the year ended March 31, 1997.

10.20    Promissory Note dated June 13, 1997      Incorporated by reference to
         by Colorado Technical University, Inc.   our Report on Form 10-K for
         in favor of The Pueblo Bank and Trust    the year ended March 31, 1997.
         Company

10.21    Form of Commercial Guaranty given        Incorporated by reference to
         by Whitman Education Group, Inc. and     our Report on Form 10-K for
         M.D.J.B., Inc. in favor of The Pueblo    the year ended March 31, 1997.
         Bank and Trust Company

10.22    Commercial Security Agreement dated      Incorporated by reference to
         June 13, 1997 between Colorado           our Report on Form 10-K for
         Technical University, Inc. and The       the year ended March 31, 1997.
         Pueblo Bank and Trust Company

10.23    Form of Registration Rights Agreement    Incorporated by reference to
         between Whitman Education Group, Inc.    our Report on Form 10-K for
         and The Travelers Indemnity Company      the year ended March 31, 1997.

10.24    Contribution Agreement, dated            Incorporated by reference to
         February 3, 1999, by and among           to our Report on Form 10-Q for
         Colorado Technical University, Inc.,     the quarter ended December 31,
         Huron University, Inc., Newco, Inc.      December 31, 1998.
         and David O'Donnell.








10.25    Amended and Restated Contribution        Incorporated by reference to
         Agreement, dated June 2, 1999, by        our Report on Form 10-K  for
         and among Colorado Technical             the year ended March 31, 1999.
         University, Inc., Huron University,
         L.L.C., Newco, L.L.C. and David
         O'Donnell*

10.26    Fourth Amendment to Credit Agreement,    Incorporated by reference to
         dated April 2, 1999, by and among        our Report on Form 10-K for
         NationsBank, N.A. (f/k/a Barnett Bank,   the year ended March 31, 1999.
         N.A.), Whitman Education Group, Inc.
         and Phillip Frost, M.D.

10.27    Form of Amended, Restated and            Incorporated by reference to
         Consolidated Renewal Revolver Note,      our Report on Form 10-K for
         dated April 2, 1999, by Whitman          the year ended March 31, 1999.
         Education Group, Inc., in favor of
         NationsBank, N.A.

10.28    Fifth Amendment to Credit                Incorporated by reference to
         Agreement, dated May 29, 1999, by and    our Report on Form 10-K for
         among NationsBank, N.A. (f/k/a Barnett   the year ended March 31, 1999.
         Bank, N.A.), Whitman Education
         Group, Inc. and Phillip Frost, M.D.

10.29    Form of Security Agreement, dated        Incorporated by reference to
         May 20, 1999, by each of Colorado        our Report on Form 10-K for
         Technical University, Inc., MDJB,        the year ended March 31, 1999.
         Inc., Sanford-Brown College, Inc.
         and Ultrasound Technical Services,
         Inc. in favor of Merrill Lynch
         Business Financial Services, Inc.

10.30    Form of Unconditional Guaranty,          Incorporated by reference to
         dated May 20, 1999 by each of            our Report on Form 10-K for
         Colorado Technical University,           the year ended March 31, 1999.
         Inc., MDJB, Inc., Sanford-Brown
         College, Inc. and Ultrasound
         Technical Services, Inc. in
         favor of Merrill Lynch Business
         Financial Services, Inc.

10.31    WCMA Loan and Security Agreement,        Incorporated by reference to
         dated May 20, 1999, by and between       our Report on Form 10-K for
         Merrill Lynch Business Financial         the year ended March 31, 1999.
         Services, Inc. and Whitman
         Education Group, Inc.







10.32    Amended and Restated Contribution        Incorporated by reference to
         Agreement, dated June 2, 1999, by        our Report on Form 8-K dated
         and between Colorado Technical           September 2, 1999.
         University, Inc., Huron University,
         L.L.C., Newco, L.L.C., and
         David O'Donnell

10.33    Amendment to Awarded and Restated        Incorporated by reference to
         Contribution Agreement, dated August     our Report on Form 8-K dated
         27, 1999, by and between Colorado        dated September 2, 1999.
         Technical University, Inc., Huron
         University, L.L.C., Newco, L.L.C.,
         and David O'Donnell

10.34    Warrant to purchase 20 units             Incorporated by reference to
         of Membership Interests in               our Report on Form 8-K dated
         Newco, L.L.C.                            September 2, 1999.

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

     (b) We filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          WHITMAN EDUCATION GROUP, INC.

                          By: /s/ FERNANDO L. FERNANDEZ
                              Fernando L. Fernandez
              Vice President - Finance, Chief Financial Officer and
                                    Treasurer
Dated:   June 13,2000

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signatures                        Title                   Date

 /s/ PHILLIP FROST, M.D.            Chairman of the            June 13, 2000
     Phillip Frost, M.D.            Board

/s/ RICHARD C. PFENNIGER, JR.       Vice Chairman of           June 13, 2000
     Richard C. Pfenniger, Jr.      the Board and Chief
                                    Executive Officer

/s/ FERNANDO L. FERNANDEZ           Chief Financial Officer    June 13, 2000
     Fernando L. Fernandez          (Principal Financial and
                                    Accounting Officer)

/s/ JACK R. BORSTING, Ph.D.         Director                   June 13, 2000
     Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT                 Director                   June 13, 2000
     Peter S. Knight

/s/ LOIS F. LIPSETT, Ph.D.          Director                   June 13, 2000
     Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO, Ph.D.        Director                   June 13, 2000
     Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE, Ph.D.          Director                   June 13, 2000
     Percy A. Pierre, Ph.D.

/s/ NEIL FLANZRAICH                 Director                   June 13, 2000
     Neil Flanzraich

/s/ A. MARVIN  STRAIT, C.P.A.       Director                   June 13, 2000
      A. Marvin Strait, C.P.A.


                 Whitman Education Group, Inc. And Subsidiaries
                       Consolidated Financial Statements
                                 March 31, 2000


                                    CONTENTS


                                                                   Page

Report of Independent Certified Public Accountants..............   F- 2
Consolidated Balance Sheets.....................................   F- 3
Consolidated Statements of Operations...........................   F- 4
Consolidated Statements of Changes in Stockholders' Equity......   F- 5
Consolidated Statements of Cash Flows...........................   F- 6
Notes to Consolidated Financial Statements......................   F- 8

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Whitman Education Group, Inc.

     We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/      ERNST & YOUNG LLP



Miami, Florida
June 2, 2000
                                    - F 2 -

                 Whitman Education Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                     March 31,
                                                       ------------------------------------
                                                            2000              1999
                                                            ----              ----
Assets
Current assets:
Cash and cash equivalents........................       $ 6,056,738        $ 4,267,110
Accounts receivable, net.........................        26,198,803         27,099,674
Inventories......................................         1,409,449          1,450,815
Deferred tax assets, net.........................         2,800,968          2,562,705
Other current assets.............................         1,830,882          1,519,737
                                                          ---------         ----------
Total current assets.............................        38,296,840         36,900,041

Property  and equipment, net.....................        11,284,404         14,002,764
Deposits and other assets,
  net of accumulated amortization
  of $1,491,815 in  2000 and
  $1,437,088 in 1999.............................         3,351,370          1,761,220
Goodwill, net....................................         9,593,841          9,915,590
                                                          ---------          ---------
Totall assets.....................................      $62,526,455        $62,579,615
                                                        ===========        ===========


Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable.................................       $ 1,345,738        $ 1,942,740
Accrued  expenses................................         5,731,883          3,049,371
Income taxes payable.............................              -               898,664
Current portion of capitalized
  lease obligations..............................         1,454,792          1,517,912
Current portion of
  long-term debt.................................          -                   472,994
Deferred tuition revenue.........................        21,589,823         20,575,914
                                                         ----------         ----------
Total current liabilities........................        30,122,236         28,457,595
Other liabilities................................             -                474,842
Capitalized lease obligations....................         3,561,818          3,249,934
Long-term debt...................................         7,557,447          8,772,496

Commitments and contingencies
Stockholders' equity:
  Common stock, no par value; authorized
  100,000,000 shares; issued and outstanding
  13,412,455 shares in 2000 and 13,423,212 shares
  in 1999........................................        22,067,271         21,907,546
Additional paid-in capital  .....................           674,173            671,536
Accumulated deficit .............................        (1,456,490)          (954,334)
                                                         ----------           --------

Total stockholders' equity ......................        21,284,954         21,624,748
                                                         ----------         ----------
Total liabilities and stockholders' equity.......       $62,526,455        $62,579,615
                                                        ===========        ===========


                See accompanying notes to financial statements.
                                    - F 3 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                               Year Ended March 31,
                                               ------------------------------------------------------------
                                                       2000               1999                1998
                                                       ----               ----                ----
Net revenues........................            $ 77,611,312        $ 73,977,362           $ 60,306,460
Costs and expenses:
 Instructional and
 educational support................              51,567,309          48,402,227             40,348,882
 Selling and
 promotional........................              12,314,109           9,780,727              8,984,153
 General and
 administrative.....................              12,206,227          11,599,583             10,189,010
 Legal setttlement..................               1,550,000                -                     -
                                                   ---------           ---------             ---------

Total costs and expenses............              77,637,645          69,782,537             59,522,045
                                                  ----------          ----------             ----------
(Loss)income from operations........                 (26,333)          4,194,825                784,415
Other (income) and expenses:
 Interest expense...................               1,128,876           1,381,564              1,334,201
 Interest income....................                (320,508)           (281,081)              (203,456)
Realization of gain on
 marketable securities..............                    -                (43,489)                  -
                                                    -------            ---------               -------
(Loss) income before income tax
(benefit) provision.................                (834,701)          3,137,831               (346,330)
Income tax (benefit)provision.......                (332,545)             96,187               (489,474)
                                                    --------              ------               --------
Net (loss) income...................            $   (502,156)       $  3,041,644            $   143,144
                                                ============        ============            ===========
Net (loss) income per share:
Basic ..............................            $      (0.04)       $       0.23            $      0.01
                                                ============        ============            ===========
Diluted.............................            $      (0.04)       $       0.22            $      0.01
                                                ============        ============            ===========
Weighted average common shares outstanding:
Basic..............................               13,392,696          13,246,796             12,866,045
                                                  ==========          ==========             ==========

Diluted ...........................               13,392,696          13,829,714             14,071,970
                                                  ==========          ==========             ==========

                See accompanying notes to financial statements.
                                    - F 4 -

                 Whitman Education Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                    Years Ended March 31, 2000, 1999 and 1998

                                                                                               Accumulated
                                                                                                  Other
                                       Common                     Additional                  Comprehensive
                                       Shares         Common       Paid-In     Accumulated       (Loss)
                                     Outstanding       Stock       Capital       Deficit         Income
                                     -----------       -----       -------       -------         ------

Balance at March 31, 1997            12,677,582   $ 19,574,741  $  671,536    $(4,139,122)     $   -        $
Shares issued in connection with
  exercise of options                    16,000         46,313         -           -               -
Shares issued in connection with
  exercise of warrants                  500,000      1,562,500         -           -               -
Comprehensive income:
  Net unrealized loss on
  non-current marketable securities       -              -             -           -            (25,958)
  Net income                              -              -             -          143,144          -

Comprehensive income
                                       -------        -------      -------       -------        -------
Balance at March 31, 1998            13,193,582     21,183,554     671,536      (3,995,978)     (25,958)
Shares issued in connection with
  exercise of options                   115,450        336,328         -           -               -
Shares issued in connection with
  stock purchase plan                    31,107        112,596         -           -               -
Shares  issued  in  connection  with
  401(K) employee match                  83,073        275,068         -           -               -
Comprehensive income:
  Realization of gain on
  non-current marketable securities       -              -             -           -             25,958
  Net income                              -              -             -        3,041,644          -

Comprehensive income
                                      ---------      ---------     ---------    ---------      ---------
Balance at March 31, 1999            13,423,212     21,907,546     671,536       (954,334)         -
Repurchase of treasury shares          (195,100)      (370,406)        -            -              -
Shares issued in connection with
  exercise of options                     5,000         19,375       2,637          -              -
Shares issued in connection with
  stock purchase plan                    31,625        104,530         -            -              -
Shares  issued  in  connection  with
  401(K)employee match                  147,718        406,226         -            -              -
Comprehensive loss:
  Net loss                                -              -             -         (502,156)         -

  Comprehensive loss
                                       -------       -------       -------      ------          -------
Balance at March 31, 2000            13,412,455    $22,067,271    $674,173    $(1,456,490)      $  -
                                     ==========    ===========    ========    ===========       ========



                 See accompanying notes to financial statements.
                                    - F 5 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Year Ended March 31,
                                                            ----------------------------------------------
                                                                 2000             1999              1998
                                                            ----------------------------------------------
Cash flows from operating activities:
Net (loss)  income............................               $  (502,156)     $  3,041,644      $  143,144
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Depreciation and amortization...............                 4,323,135        3,958,553        3,365,544
  Bad debt expense............................                 3,427,524        3,481,822        2,396,472
  Deferred tax benefit........................                  (238,263)      (1,091,662)        (609,984)
Changes in operating assets and liabilities:
  Restricted cash.............................                     -               -               511,927
  Accounts receivable.........................                (3,011,711)      (9,227,394)      (5,591,193)
  Inventories.................................                   (67,668)         163,640         (530,331)
  Other current assets........................                  (444,007)        (390,410)        (244,931)
  Deposits and other assets...................                  (495,412)        (573,680)        (160,766)
  Accounts payable............................                  (157,546)         674,434       (1,121,977)
  Accrued expenses............................                 2,907,971        1,209,219         (758,703)
  Income taxes payable........................                  (898,664)         791,531           72,317
  Deferred tuition revenue....................                 2,264,331        4,609,764        2,966,802
  Other liabilities...........................                  (474,842)        (134,866)        (312,151)
                                                                --------         --------         --------
Net cash provided by operating activities.....                 6,632,692        6,512,595          126,170
                                                               ---------        ---------          -------
Cash flows from investing activities:
Purchase of property and equipment............                (1,236,511)      (2,318,677)      (3,722,988)
Investment in Huron University................                (1,164,613)           -                -
Proceeds from sale of marketable securities...                      -             288,458            -

Net cash used in investing activities.........                (2,401,124)      (2,030,219)      (3,722,988)
                                                              ----------       ----------       ----------
Cash flows from financing activities:
Proceeds from revolving line of credit and
 long-term debt...............................                39,000,577       34,787,943       36,742,951
Principal payments on revolving line of
 credit, long-term debt, capital lease
 obligations and other liabilities............               (41,198,653)     (38,680,451)     (35,380,560)
Principal (payments) proceeds from short-term
 notes payable................................                      -            (156,018)         156,018
Repurchase of treasury shares.................                  (370,406)            -               -
Proceeds from  purchases in  stock purchase
  plan, exercise of options and warrants......                   126,542          448,924        1,608,813
                                                                 -------          -------        ---------
Net cash (used in) provided by financing
  activities..................................                (2,441,940)      (3,599,602)       3,127,222
                                                              ----------       ----------        ---------
Increase (decrease) in cash and cash
  equivalents.................................                 1,789,628          882,774         (469,596)
Cash and cash equivalents at beginning of
  year........................................                 4,267,110        3,384,336        3,853,932
                                                               ---------        ---------        ---------
Cash and cash equivalents at end of year......              $  6,056,738     $  4,267,110      $ 3,384,336
                                                            ============     ============      ===========

Continued on the following page.

                 See accompanying notes to financial statements.
                                    - F 6 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)

                                                             Year Ended March 31,
                                                  ---------------------------------------------
                                                   2000             1999              1998
                                                  ---------------------------------------------
Supplemental disclosures of
   noncash financing
   and investment activities:

Equipment acquired under
  capital leases....................             $ 1,749,303      $ 2,140,364       $ 1,712,979
                                                 ===========      ===========       ===========
Value of stock issued
  for 401(k) employee match.........             $   406,226      $   275,068       $
                                                 ===========      ===========       ===========
Supplemental disclosures
  of cash flow information:
Interest paid......................              $ 1,128,876      $ 1,276,533       $ 1,234,201
                                                 ===========      ===========       ===========

Income taxes paid.................               $ 1,494,433      $  422,852        $      -
                                                 ===========      ===========       ===========


                See accompanying notes to financial statements.
                                    - F 7 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The primary business of Whitman Education Group, Inc. and its Subsidiaries ("Whitman") is the operation of degree and non-degree granting proprietary schools devoted to career training primarily in the medical, technical, and business fields. Whitman's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and CTU Corporation, the parent corporation of Colorado Technical University, Inc. ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended, ("Title IV") to pay for a substantial portion of their tuition.

     As an educational institution, Whitman is subject to licensure from various accrediting and state authorities and other regulatory requirements of the United States Department of Education ("Department of Education").

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Whitman Education Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Whitman considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUES, ACCOUNTS RECEIVABLE AND DEFERRED TUITION REVENUE

     Upon enrollment, Whitman bills the student for the full contract amount of the course, the academic year, or the academic term, as applicable, resulting in the recording of an accounts receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded generally on a pro rata basis. Certain nonrefundable fees and charges are fully recognized as revenue at the time a student begins classes.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Whitman will begin following the guidance provided by SAB 101 effective April 1, 2000. Whitman anticipates that SAB 101 will result in the deferral of its recognition of certain types of revenues and will require a cumulative adjustment that will reduce its net income by approximately $550,000 in the first quarter of fiscal 2001.
                                    - F 8 -

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

GOODWILL

     Whitman amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. As of March 31, 2000 and 1999, accumulated goodwill amortization was $1,220,000 and $899,000 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     Whitman accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets." SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, Whitman does not believe that any impairment indicators are present.

NET INCOME (LOSS) PER COMMON SHARE

     In fiscal 1998, Whitman retroactively adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS.
                                    - F 9 -

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

ADVERTISING

     Whitman expenses advertising costs as incurred. Advertising expense which is included in selling and promotional expenses amounted to approximately $6,862,000, $4,499,000 and $3,957,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

INCOME TAXES

     Deferred income tax assets and liabilities are determined based on the differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. Whitman has elected, in accordance with provisions of SFAS 123, to account for its stock plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of Whitman's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation. These changes had no effect on previously reported net income.
                                    - F 10 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS


     In fiscal 1999, Whitman adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Whitman's available-for-sale securities, which prior to its adoption were recorded separately in stockholders' equity, to be included in "other comprehensive income." For the years ended March 31, 2000, 1999 and 1998, total
comprehensive  income   (loss)  was   $(502,156),   $3,067,602   and  $117,186,
respectively.

     In fiscal 1999, Whitman adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

2. DIVESTITURE OF HURON UNIVERSITY

     In August 1999, CTU completed the divestiture of its Huron University campus ("Huron") in Huron, South Dakota to a newly formed entity ("Newco") capitalized by several investors and members of Huron's existing management. In connection with the transaction, CTU contributed the operating assets of Huron and $550,000 to Newco, and Newco issued to CTU units of limited liability company memberships interests and assumed certain liabilities of Huron. The liabilities assumed by Newco include the principal balance due of $1.1 million under a loan agreement. The loan is guaranteed by Whitman, which has a first priority security interest in certain assets of Newco, and has a maturity date of July 2005.

     Under the terms of the transaction, the units of limited liability company membership interests equal 19.9% of the total outstanding limited liability company memberships interests in Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would represent approximately 4% of the total outstanding limited liability company membership interests in Newco upon exercise. The warrant has a term of five years and has an exercise price of $10,000 per unit. The investment in Newco is recorded at a cost of approximately $1.2 million, which approximates fair value. No gain or loss was recorded on the transaction. The effective date of the transactions for accounting, tax, and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation. CTU's remaining investment in Huron is accounted for under the cost method.

     In connection with the divestiture of Huron, Whitman provided a loan of $500,000 to the president of Huron for the purpose of investing such funds in Newco. The loan is due in August 2005 with monthly interest payments commencing in October 1999 at the prime rate. The loan is secured by Whitman common stock owned by the president of Huron.
                                    - F 11 -

     The following unaudited pro forma information excludes the results of operations of Huron University for the fiscal year ended March 31, 2000 as if the transaction had occurred at April 1, 1999. This pro forma information does not purport to be indicative of the results that actually would have occurred if the disposition had been effective on the dates indicated.


  Net revenues.............................     $ 76,172,000
  Net income...............................          157,000
  Basic and diluted
    netincome per share....................              .01


3. FINANCIAL AID PROGRAMS

     Approximately 75% of Whitman's net revenues were received from students who participated in government sponsored financial aid programs under Title IV. These programs are subject to program review by the Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the Department of Education. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 2000.

4. ACCOUNTS RECEIVABLE

     A summary of activity for the allowance for doubtful accounts is as follows:

                                                              Year Ended March 31,
                                                  --------------------------------------------
                                                   2000               1999             1998
                                                  --------------------------------------------
Balance at beginning of year.........           $  5,593,888        $4,208,777     $ 2,821,261
Charged to expense...................              3,427,524         3,481,822       2,396,472
Accounts charged-off during the year,
 net of recoveries...................             (3,348,588)       (2,096,711)     (1,008,956)
                                                  ----------        ----------      ----------
Balance at end of year...............           $  5,672,824       $ 5,593,888     $ 4,208,777
                                                  ==========        ==========      ==========

                                    - F 12 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)


5.PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                               Useful Lives            March 31,
                               ----------------------------------------------
                               (In Years)        2000             1999
                               ----------    --------------  ----------------
Equipment..................       2-5       $ 14,372,129        $13,108,793
Leasehold
improvements...............       1-10         5,747,105          6,393,829
Furniture and
fixtures...................       7-10         3,461,439          3,442,322
Other......................         5          2,916,994          3,100,080
                                    -          ---------          ---------
                                              26,497,667         26,045,024
Less accumulated depreciation
 and amortization............                (15,213,263)       (12,042,260)
                                             -----------        -----------
                                            $ 11,284,404        $14,002,764
                                            ============        ===========


6. MARKETABLE SECURITIES

     On December 16, 1998, Whitman sold its marketable equity securities and realized a gain on the sale of $43,489. In fiscal 1998, an unrealized loss on noncurrent marketable equity securities of $33,750 ($25,958 net of income taxes) was recorded as part of stockholders' equity.

7. INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                   Year ended March 31,
                                    ----------------------------------------------
                                         2000              1999              1998
                                    ---------------- ------------------ ----------

Current......................       $  (94,282)       $ 1,187,849       $ 120,510
Deferred.....................         (238,263)        (1,091,662)       (609,984)
                                    -----------       ------------      ----------
Total income tax
   provision (benefit).......       $ (332,545)       $    96,187       $(489,474)
                                    ===========       ============      ==========

                                    - F 13 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)




7.INCOME TAXES - (CONTINUED)

     The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:


                                                       Year ended March 31,
                                            -------------------------------------------
                                                2000              1999           1998
                                            ---------------  -----------------  -------
Statutory tax rate....................          (34.0)%           34.0%        (34.0)%
State income taxes, net...............           (5.7)             5.7          30.3
Permanent differences.................            6.6              0.8          12.3
Change in valuation allowance.........           (5.9)           (36.8)       (147.6)
Other,net ............................           (0.9)            (0.6)         (2.3)
                                                ------           -----         ------
Effective tax rate....................          (39.9)%            3.1%       (141.3)%
                                                ======           ======        ======


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Whitman's net deferred income taxes are as follows:

                                                             March 31,
                                                  --------------------------------
                                                    2000               1999
                                                  ----------        --------------
Deferred tax assets:
 Accrued expenses.................                $ 933,000         $  350,000
 Reserves and allowances..........                1,864,000          2,186,000
 Tax credits......................                  118,000            298,000
 Net operating loss carry forwards                  195,000            239,000
 Capital loss carryforward........                  231,000            231,000
 Other(net).......................                    6,000             13,000
                                                  ----------        --------------
Total deferred tax assets.........                3,347,000          3,317,000
Valuation allowances..............                       -             (50,000)
                                                  ----------        --------------
Total deferred tax assets.........                3,347,000          3,267,000

Deferred tax liabilities:
 Prepaid expenses and other ......                  (71,000)           (25,000)
 Depreciation and amortization....                 (475,000)          (680,000)
                                                  ----------        --------------
Total deferred tax liabilities....                 (546,000)          (705,000)
                                                  ----------        --------------
Total deferred tax assets, net....               $2,801,000        $ 2,562,000
                                                 ==========        ==============

                                    - F 14 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)


     SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that no valuation allowance is necessary at March 31, 2000. The valuation allowance decreased by $50,000 in fiscal 2000, decreased by $1,154,000 in 1999, and decreased by $510,000 in 1998. At March 31, 2000 Whitman has available various state net operating loss carryfowards approximating $6,230,000 expiring in the years 2010 through 2014. Whitman has approximately $613,000 in capital loss carry forwards which begin to expire in 2004. Whitman also has an alternative minimum tax credit of approximately $118,000 which carries forward indefinitely.

8.DEBT

Long-term debt consists of the following:


                                                          March 31,
                                           -------------------------------------
                                                    2000              1999
                                           -------------------------------------
$8.5 million line of credit
 expiring on June 30, 2002, with
 interest at the 30 day commercial
 paper rate plus 2.90%,
 8.98% at March 31, 2000 ............          $  7,557,447         $       -
$7.5 million revolver note expiring
 April 14, 1999, with
 interest at LIBOR plus
 1.10%, 6.05% at
 March 31, 1999......................                     -          6,923,035
Notes payable in monthly
 installments through 2002,
 interest rates ranging
 from 8.875% to 9%...................                     -            210,005
Note payable in monthly
 installments through
 June 13, 2002, with
 interest at prime plus 1.25%
 (adjusted every three years),
 9.75% at March 31, 1999.............                     -          1,267,821
Note payable due June 3, 1999,
 with interest at 12%................                     -            844,629
                                                   ---------          ---------
Total................................              7,557,447         9,245,490
Less current portion.................                      -          (472,994)
                                                   ---------         ---------
                                                $  7,557,447        $8,772,496
                                                 ===========        ==========

     On May 28, 1999, Whitman entered into an $8.5 million line of credit which is secured by all of the assets of Whitman. The interest rate on the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. The line of credit contains certain covenants, that among other things, require the maintenance of minimum levels of tangible net worth and net cash flow. The line of credit also contains a restriction that limits Whitman's ability to acquire other entities at a cost in excess of $1.5 million. At March 31, 2000, Whitman was in compliance with the covenants of the line of credit. On May 15, 2000, the maturity date on the line of credit was extended from October 31, 2000 to June 30, 2002.

                                    - F 15 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)


8.DEBT - (CONTINUED)


     On May 28, 1999, Whitman repaid the outstanding balances due on the $7.5 million revolver note, and the notes payable whose balances were $210,005 and $844,629 at March 31, 1999.

     In June 1997, Whitman entered into a $1.5 million loan agreement due in June 2002. In connection with the divestiture of Huron in August 1999, as described in Note 2 of the financial statements, the purchaser assumed the principal balance due of $1.1 million under the loan agreement. At such time, the purchaser extended the maturity date on the loan to July 2005. The loan is guaranteed by Whitman, which has a first priority security interest in certain assets of the purchaser.

Aggregate maturities of long-term debt at March 31, 2000 are as follows:

    Fiscal Year
       2001....................  $          -
       2002....................             -
       2003....................     7,557,447
       2004....................             -
       2005....................             -
                                 --------------
                                 $  7,557,447
                                 ==============

9. CAPITALIZED LEASE OBLIGATIONS

     Whitman leases equipment under several lease agreements which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

     During 2000 and 1999, Whitman entered into leases totaling approximately $1,749,000 and $2,140,000, respectively, in connection with the purchase of equipment. The amortization of leased assets of $993,000 and $1,022,000 for the years ended March 31, 2000 and 1999, respectively, is included in depreciation and amortization. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:

                                                   2000               1999
                                                   ----               ----

  Equipment.........................           $6,399,928          $6,283,003
  Furniture and fixtures............              884,402             471,105
  Software..........................              454,742                   -
                                                  -------           ---------
                                                7,739,072           6,754,108
  Less accumulated amortization......          (3,987,890)         (2,923,865)
                                                ----------         ----------
                                               $3,751,182          $3,830,243
                                                ==========         ==========

                                    - F 16 -

     Future minimum lease payments under capital leases at March 31, 2000 are as follows:

 Fiscal Year
 2001                                              $2,131,793
 2002                                               1,816,131
 2003                                               1,282,435
 2004                                                 554,172
 2005                                                 170,467
 ----                                              ----------
 Total minimum lease payments                       5,954,998
 Less amount representing interest (8%-12%)          (938,388)
 Less amount classified as current                 (1,454,792)
                                                   ----------
                                                   $3,561,818
                                                   ==========


10. EMPLOYEE BENEFIT PLAN

     Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $329,000, $307,000 and $125,000 for the years ended March 31, 2000, 1999 and 1998, respectively.


11. STOCK OPTION PLANS AND WARRANTS

     Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 4,352,450 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                                                 Weighted
                                            Average Exercise             Number
                                            Price Per Share            Of Shares
                                            ---------------            ---------
Outstanding March 31, 1997..............        4.07                   2,627,100
Granted.................................        5.00                     740,450
Exercised...............................        2.89                     (16,000)
Cancelled...............................        5.29                    (177,950)
                                                                       ----------

Outstanding March 31, 1998..............        4.24                   3,173,600
Granted.................................        4.84                     699,200
Exercised...............................        2.91                    (115,450)
Cancelled...............................        5.36                    (238,500)
                                                                       ----------


Outstanding March 31, 1999..............        5.24                   3,518,850
Granted.................................        3.68                     575,500
Exercised...............................        3.88                      (5,000)
Cancelled...............................        5.01                    (274,139)
                                                                       ----------

Outstanding March 31, 2000..............        4.16                   3,815,211
                                                                       ==========


                                    - F 17 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)

     As required by SFAS 123, pro forma information regarding net income (loss) and earnings per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free rates of 6.1% and 5.2%; no dividend yields for both; volatility factors of the expected market price of Whitman's common stock of 0.593 and 0.439; and a weighted-average expected life of the option of 7.0 years for both years. The weighted-average fair value of the stock options for the years 2000 and 1999 was $2.38 and $2.61, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Whitman's fiscal 2000, 1999 and 1998 pro forma information follows:


                                      2000              1999             1998
                                      ----              ----             ----

Net income (loss)...........      $(3,240,995)       $ 567,518       (1,763,020)
Basic and diluted net income
 (loss) per share...........             (.24)             .04             (.13)


     The 2000, 1999 and 1998 pro forma effect on net income (loss) is not necessarily representative of the effect in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1998.

     The exercise price of options outstanding at March 31, 2000 ranged as follows:

                          Number           Weighted Average Remaining
  Exercise Price         of Options          Contractual Life (Years)
  --------------         ----------          ------------------------
  $1.47 - $  2.21         827,500                      4.4
  $2.22 - $  3.31         582,450                      5.8
  $3.32 - $  4.96         912,400                      4.9
  $4.97 - $  7.44       1,417,861                      4.9
  $7.45 - $ 11.16          75,000                      3.6
                         ---------
                         3,815,211
                         =========

     Stock options totalling 2,774,452, 2,087,692 and 1,709,724 were exercisable at the end of fiscal 2000, 1999 and 1998 respectively. Common stock reserved for issuance under the stock option plans and outstanding warrants aggregate 5,652,450 shares at March 31, 2000.

     Whitman has 1,300,000 warrants outstanding at an exercise price of $4.25 maturing February 2001.
                                    - F 18 -

12. RELATED PARTY TRANSACTIONS

     Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's president. In the fiscal years ended March 31, 2000, 1999 and 1998, Whitman purchased $148,800, $120,300, and $120,300, respectively, in textbooks and materials from that entity.

     In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by IVAX Corporation. A director and shareholder of Whitman is also Chairman of IVAX Corporation. In the fiscal years ended March 31, 2000, 1999 and 1998 Whitman incurred rent expense in the amount of $154,000, $146,000 and $141,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

     Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases as of March 31, 2000 are as follows:

 Fiscal Year
 -----------
  2001.....................................      $   5,405,857
  2002.....................................          4,365,187
  2003.....................................          4,125,469
  2004.....................................          3,813,154
  2005.....................................          3,443,233
  Thereafter...............................         11,833,594
                                                 -------------
  Total minimum lease payments.............      $  32,986,494
                                                 =============


     Rent  expense  during  fiscal  2000,   1999  and  1998  was   approximately
$5,766,000, $5,398,000 and $4,750,000, respectively.

     In fiscal 2000 Whitman entered into financing agreements to acquire capital equipment totaling $1,749,000. In fiscal 2000, $1,749,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 2000, Whitman had $1,131,116 of letters of credit outstanding.

     During Spring 1999, the Office of the Inspector General ("OIG") of the Department of Education conducted an audit of the SBC campus in Granite City, Illinois for the fiscal year ended March 31, 1998. The audit focused on SBC's compliance with the 85/15 rule. Although the OIG did not issue an audit report, the OIG issued a "potential issue" document asserting that SBC did not comply with the 85/15 rule for the year ending March 31, 1998 because it improperly included institutional scholarships as non-Title IV revenues in determining its compliance with that rule. Whitman responded to the OIG and has not received further correspondence from the OIG since May, 1999. Whitman believes that SBC was in compliance with the 85/15 rule and that this position is supported by recent guidance issued to all schools by the Department of Education. Although,
                                    - F 19 -

Whitman believes that the OIG audit will be resolved without any material adverse effect. As with any such audit, no assurance can be given as to the final outcome since matters are not yet resolved.

     In May 2000, Whitman (in conjunction with its insurance carriers) reached an agreement in principle to settle the previously reported case styled Cullen, et. al. v. Whitman Education Group, Inc., et. al., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The settlement, which still must be approved by the Court, covers students who attended Whitman's Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. As a result of the proposed settlement, Whitman has taken a one-time, after-tax charge to earnings of approximately $900,000, or $0.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, Whitman entered into the settlement to resolve litigation in a satisfactory business manner, to avoid disruption of Whitman's business, and to allow Whitman to pursue its mission of providing quality education to its enrolled students.

     Whitman is a party to routine litigation incidental to its business, including but not limited to, claims involving students or graduates and routine employment matters. While there can be no assurance as to the ultimate outcome of any such litigation, management does not believe that any pending proceeding will result in a settlement or an adverse judgment that will have a material adverse effect on Whitman's financial condition or results of operations.

14. Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities approximate fair value because the interest rate is tied to a quoted variable index.
                                    - F 20 -

15.      Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements.


     The following table sets forth the computation of basic and diluted earnings per share:

                                                            For the Year Ended March 31,
                                                 ----------------------------------------------
                                                      2000           1999              1998
                                                 ------------- ------------------ -------------
Numerator:
 Net (loss) income........................       $  502,156)      $ 3,041,644       $  143,144
                                                 ===========        =========        =========

Denominator:
 Denominator for basic
 earnings per share -
 weighted average shares..................       13,392,696        13,246,796       12,866,045
Effect of dilutive securities:
Employee stock options....................                -           493,334          804,746
Warrants..................................                             89,584          401,179
                                                 ----------        ----------       ----------

Dilutive potential common shares..........                -           582,918        1,205,925
  Denominator for diluted earnings per
  share - adjusted weighted - average
  shares and assumed conversions..........       13,392,696        13,829,714       14,071,970
                                                 ==========        ==========       ==========
Basic net(loss)income per share...........       $   (0.04)        $     0.23      $      0.01
                                                 ==========        ==========       ==========
Diluted net (loss)income per share........       $   (0.04)        $     0.22      $      0.01
                                                 ==========        ==========       ==========

                                    - F 21 -

                 Whitman Education Group, Inc. and Subsidiaries
             Notes to Consolidated Financial Statement - (Continued)



16.SEGMENT AND RELATED INFORMATION

     In fiscal 1999, Whitman adopted the provision of SFAS No. 131, "Disclosures About Segments of an Enterprise.' Whitman is organized by two reportable segments, the University Degree Division and the Associate Degree Division
through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associates Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Technical Services.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:

                                                          For the Year Ended March 31,
                                                  ---------------------------------------------
                                                     2000               1999             1998
                                                     ----               ----             ----
Net revenues:
  Associate Degree Division......                $ 58,473,078      $ 55,055,984     $ 44,319,376
  University Degree Division.....                  19,138,234        18,921,378       15,987,084
  Other.........................                 ------------       -------------   -------------
Total............................                $ 77,611,312      $ 73,977,362     $ 60,306,460
                                                 ============      ==============   =============
Income (loss) before income taxes:
   Associate Degree Division.....                $   (307,690)     $  6,496,891     $  3,278,877
   University Degree Division....                   1,757,834        (1,097,029)      (1,448,278)
   Other ........................                  (2,284,845)       (2,262,031)      (2,176,929)
                                                 -------------     --------------   -------------
Total............................                $   (834,701)     $  3,137,831     $   (346,330)
                                                 =============     ==============   =============
Capital expenditures:
  Associate Degree Division                      $  2,405,237      $  3,325,791     $  3,045,389
  University Degree Division                          700,239         1,075,262        2,161,633
  Other..........................                      13,168            57,988          228,945
                                                 -------------     --------------   -------------
Total............................                $  3,118,644      $  4,459,041     $  5,435,967
                                                 =============     ==============   =============

                                                                      March 31
                                                 -------------------------------------------------
                                                       2000               1999              1998
                                                       ----               ----              ----
Total assets:
  Associate Degree Division......                $ 49,223,023      $ 48,250,099      $ 41,113,240
  University Degree Division.....                  11,152,738        13,341,559        12,072,072
  Other..........................                   2,150,694           987,957           635,857
                                                 -------------     ------------      -------------
Total............................                $62,526,455       $ 62,579,615      $ 53,821,169
                                                 =============     ============      =============

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-16007 and Form S-8 No. 333-67477) pertaining to the 1996 Stock Option Plan, Registration Statement (Form S-8 No. 333-42109) pertaining to the Employee Stock Purchase Plan and Registration Statement (Form S-8 No. 333-67473) pertaining to the Richard C. Pfenniger, Jr. Stock Option Plan of Whitman Education Group, Inc. and in the related Prospectuses, of our report dated June 2, 2000, with respect to the consolidated financial statements of Whitman Education Group, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 2000.


                                                           /s/ ERNST & YOUNG LLP

Miami, Florida
June 8, 2000

                 Whitman Education Group, Inc. and Subsidiaries
                            Financial Data Schedule


  Period Type............................12 Months
  Fiscal Year-End........................March 31, 2000
  Period Start...........................April 1, 1999
  Period-End.............................March 31, 2000
  Cash...................................6,056,738
  Securities.............................0
  Receivables............................31,871,627
  Allowances.............................(5,672,824)
  Inventory..............................1,409,449
  Current Assets.........................38,296,840
  PP&E...................................26,497,667
  Accumulated Depreciation...............(15,213,263)
  Total Assets...........................62,526,455
  Current Liabilities....................30,122,236
  Bonds..................................0
  Preferred - Mandatory..................0
  Preferred..............................0
  Common.................................22,067,271
  Other Shareholders' Equity.............(782,317)
  Total Liability and  Equity............62,526,455
  Sales..................................77,611,312
  Total  Revenues........................77,611,312
  CGS....................................53,117,309
  Total  Costs...........................65,431,418
  Other  Expenses........................0
  Loss  Provision........................0
  Interest  Expense (Net)................808,368
  Income  Pretax.........................(834,701)
  Income Tax.............................(332,545)
  Income Continuing......................(502,156)
  Discontinued...........................0
  Extraordinary..........................0
  Changes................................0
  Net Income.............................(502,156)
  EPS Basic..............................(.04)
  EPS Diluted............................(.04)