Form 10-Q
period 2000-06-30
WHITMAN EDUCATION GROUP INC
filed 2000-08-08
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.


          Florida                                       22-2246554
          -------                                       ----------
(State of Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification Number)


                 4400 Biscayne Boulevard, Miami, Florida 33137
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                (305) 575-6510
                                ---------------
              (Registrant's Telephone Number, Including Area Code)


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

         As of August 3, 2000, there were 13,334,917 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                                  June 30, 2000


                                TABLE OF CONTENTS


                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements..........................   3
Item 2.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations.....................   8


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................   13
Item 6.    Exhibits and Reports on Form 8-K..............   13

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,        March 31,
                                                        2000            2000
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents.....................     $   412,023     $ 6,056,738
 Accounts receivable, net......................      26,089,986      26,198,803
 Inventories...................................       1,321,601       1,409,449
 Deferred tax assets, net......................       3,376,787       2,800,968
 Other current assets..........................       1,919,866       1,830,882
                                                    ------------    ------------
  Total current assets.........................      33,120,263      38,296,840
Property and equipment, net....................      11,773,037      11,284,404
Deposits and other assets, net.................       3,313,802       3,351,370
Goodwill, net..................................       9,522,112       9,593,841
                                                    ------------    ------------
  Total assets.................................     $57,729,214     $62,526,455
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................     $ 1,685,898     $ 1,345,738
 Accrued expenses..............................       4,994,167       5,731,883
 Current portion of capitalized
  lease obligations............................       1,513,761       1,454,792
 Deferred tuition revenue......................      21,048,985      21,589,823
                                                    ------------    ------------
  Total current liabilities....................      29,242,811      30,122,236
Capitalized lease obligations..................       3,701,464       3,561,818
Long-term debt.................................       4,493,658       7,557,447
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value,
   authorized 100,000,000 shares;
   issued and outstanding 13,334,917 shares
   at June 30, 2000 and 13,412,455 shares
   at March 31, 2000...........................      21,939,335      22,067,271
  Additional paid-in capital...................         674,173         674,173
  Accumulated deficit..........................      (2,322,227)     (1,456,490)
                                                    ------------    ------------
   Total stockholders' equity..................      20,291,281      21,284,954
                                                    ------------    ------------
   Total liabilities and
    stockholders' equity.......................     $57,729,214     $62,526,455
                                                    ============    ============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                           ---------------------------------
                                                2000               1999
                                           --------------     --------------
Net revenues.........................      $  18,879,430      $  17,990,547
Costs and expenses:
   Instructional and
     educational support.............         12,888,358         12,838,997
   Selling and promotional...........          3,269,728          2,628,693
   General and administrative........          3,085,062          3,085,134
                                           --------------     --------------
Total costs and expenses.............         19,243,148         18,552,824
                                           --------------     --------------
Loss from operations.................           (363,718)          (562,277)
Other (income) and expenses:
   Interest expense..................            222,455            284,380
   Interest income...................            (84,568)           (72,297)
                                           --------------     --------------
Loss before income tax
   benefit and cumulative
     effect of change in
     accounting principle............           (501,605)          (774,360)
Income tax benefit...................            199,839            308,505
                                           --------------     --------------
Loss before cumulative
   effect of change in
     accounting principle............           (301,766)          (465,855)
Cumulative effect of
   change in accounting
     principle, net of tax...........           (563,971)               -
                                           --------------     --------------
Net loss.............................      $    (865,737)     $    (465,855)
                                           ==============     ==============
Net loss per share
(basic and diluted):
   Loss before cumulative
     effect of change in
     accounting principle............      $        (.02)     $        (.03)
   Cumulative effect of
     change in accounting
     principle, net of tax...........               (.04)                -
                                           --------------     --------------
 Net loss............................      $        (.06)     $        (.03)
                                           ==============     ==============
Weighted average common
   shares outstanding:
     Basic and diluted...............         13,367,183         13,427,663
                                           ==============     ==============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                              JUNE 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................   $  (865,737)   $  (465,855)
Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
   Depreciation and amortization..................     1,005,580      1,100,630
   Bad debt expense...............................       874,466        797,388
   Deferred tax benefit...........................      (575,819)      (308,505)
   Changes in operating assets and
   liabilities:
     Accounts receivable..........................      (765,649)     4,371,083
     Inventories..................................        87,848        102,435
     Other current assets.........................       (88,984)      (430,340)
     Deposits and other assets....................        36,608       (116,053)
     Accounts payable.............................       340,160         21,089
     Accrued expenses.............................      (737,716)       404,816
     Income taxes payable.........................          -          (898,664)
     Deferred tuition revenue.....................      (540,838)    (4,383,704)
     Other liabilities............................          -           (64,853)
                                                     ------------   ------------
Net cash (used in) provided by
operating activities..............................    (1,230,081)       129,467
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................      (765,731)      (143,842)
                                                     ------------   ------------
Net cash used in investing activities.............      (765,731)      (143,842)
                                                     ------------   ------------
Cash flows from financing activities:
Proceeds from line of credit
   and long-term borrowings ......................     5,436,211     15,040,902
Principal payments on line of
   credit, long-term borrowings, capital
   lease obligations and other liabilities........    (8,957,178)   (17,824,122)
Purchase of common stock..........................      (127,936)          -
                                                      -----------   ------------
Net cash used in financing activities.............    (3,648,903)    (2,783,220)
                                                      -----------   ------------

Decrease in cash and cash equivalents.............    (5,644,715)    (2,797,595)
Cash and cash equivalents at beginning of year....     6,056,738      4,267,110
                                                      -----------   ------------
Cash and cash equivalents at end of year..........    $  412,023    $ 1,469,515
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING AND INVESTING ACTIVITIES:
Equipment acquired under capital leases...........    $  655,793    $   503,254
                                                      ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid.....................................    $  209,946    $   313,812
                                                      ============  ============
Income taxes paid.................................    $     -       $ 1,266,287
                                                      ============  ============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management of Whitman, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Whitman's Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

2.       RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation. These changes had no effect on previously reported net loss.


3.       NEW ACCOUNTING PRONOUNCEMENT

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Whitman began following the guidance provided by SAB 101 effective April 1, 2000 and recorded a cumulative effect of a change in accounting principle of approximately $564,000, net of taxes of approximately $376,000, for the three months ended June 30, 2000. In conformity with SAB 101, Whitman changed the method by which it recognizes revenue for laboratory and registration fees charged to a student. Previously, laboratory and registration fees were recognized as revenue at the beginning of an academic term or year, as applicable. As of April 1, 2000,

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.       NEW ACCOUNTING PRONOUNCEMENT  - CONTINUED

Whitman began recognizing revenue for these fees ratably over the life of an education program. Pro forma net loss and net loss per share amounts, for the three months ended June 30, 1999, assuming the new accounting principle is applied retroactively are $331,271 and $.02, respectively.



4.       EARNINGS PER SHARE

     For the three months ended June 30, 2000 and June 30, 1999, there was no difference between basic and diluted earnings per share.


5.       COMPREHENSIVE LOSS

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

     For the three months ended June 30, 2000 and June 30, 1999, total comprehensive losses were $865,737 and $465,855, respectively.

6.       DEBT

     On May 28, 1999, Whitman entered into an $8.5 million line of credit which is secured by all of the assets of Whitman. The interest rate on the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. On May 15, 2000, the maturity date on the line of credit was extended from October 1, 2000 to June 30, 2002.


7.       CONTINGENCIES

     In May 2000, Whitman (in conjunction with its insurance carriers) reached an agreement in principle to settle the previously reported case styled Cullen, et. al. v. Whitman Education Group, Inc., et. al., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The settlement agreement, which was signed by the parties and preliminarily approved by the Court, covers students who attended Whitman's Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. As a result of the proposed settlement, Whitman recorded a one-time, after-tax charge to earnings of approximately $900,000, or $0.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, Whitman entered into the settlement to resolve litigation in a satisfactory business manner, to avoid disruption of Whitman's business, and to allow Whitman to pursue its mission of providing quality education to its enrolled students.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.       SEGMENT AND RELATED INFORMATION

     In fiscal 1999, Whitman adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise." Whitman is organized by two reportable segments, the University Degree Division and the Associate Degree Division through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Diagnostic Schools.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:

                                                 FOR THE THREE MONTHS ENDED
                                                          JUNE 30,
                                                --------------------------------
                                                      2000             1999
                                                --------------    --------------
Net revenues:
      Associate Degree Division...........      $  14,185,115     $  13,096,581
      University Degree Division..........          4,694,315         4,893,966
                                                --------------    --------------
      Total ..............................      $  18,879,430     $  17,990,547
                                                ==============    ==============
Loss before income tax benefit
   and cumulative effect of change
   in accounting principle:
      Associate Degree Division...........      $    (598,589)    $    (254,798)
      University Degree Division..........            620,051           100,611
      Other...............................           (523,067)         (620,173)
                                                --------------    --------------
      Total...............................      $    (501,605)    $    (774,360)
                                                ==============    ==============

                                                June 30, 2000     March 31, 2000
                                                -------------     --------------
Total assets:
      Associate Degree Division...........      $  45,410,351     $  49,223,023
      University Degree Division..........          9,213,959        11,152,738
      Other...............................          3,104,904         2,150,694
                                                -------------     --------------
      Total...............................      $  57,729,214     $  62,526,455
                                                =============     ==============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2000 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future operations. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary postsecondary educational institutions, risks relating to unanticipated attrition or reductions in student enrollment, risks that marketing efforts may not achieve anticipated results, risks that new programs may not be implemented on a timely basis or be successful, which may cause our actual results, performance or achievements to differ materially from the forward-looking statements made in the report or otherwise made by or on our behalf. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                               FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                           ------------------------------------
                                                2000                  1999
                                           --------------       ---------------
Net revenues...........................         100.0%                100.0%
Costs and expenses:
     Instructional and
       educational support.............          68.3                  71.4
     Selling and promotional...........          17.3                  14.6
     General and administrative........          16.3                  17.1
                                           --------------       ----------------
Total costs and expenses...............         101.9                 103.1
                                           --------------       ----------------
Loss from operations...................          (1.9)                 (3.1)
Other (income) and expenses:
     Interest expense..................           1.2                   1.6
     Interest income...................          (0.4)                 (0.4)
                                           --------------       ----------------
Loss before income tax benefit
     and cumulative effect of
     change in accounting principle....          (2.7)                 (4.3)
Income tax benefit.....................           1.1                   1.7
                                           --------------       ----------------
Loss before cumulative effect of
     change in accounting principle....          (1.6)                 (2.6)
Cumulative effect of change in
     accounting principle, net of tax..          (3.0)                   -
                                           --------------       ----------------
Net loss...............................          (4.6)%                (2.6)%
                                           ==============       ================

                        THREE MONTHS ENDED JUNE 30, 2000
                COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         Net revenues increased by $0.9 million or 4.9% to $18.9 million for the three months ended June 30, 2000 from $18.0 million for the three months ended June 30, 1999. Excluding Huron University, which was sold in August 1999, net revenues increased by $1.5 million or 8.8% to $18.9 million for the three months ended June 30, 2000 from $17.4 million for the three months ended June 30, 1999. This increase was primarily due to a 5.4% increase in average student enrollment.

     Excluding Huron University, the University Degree Division experienced a 4.8% increase in average student enrollment and the Associate Degree Division experienced a 5.8% increase in average student enrollment. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Sioux Falls campus. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support increased by $0.1 million or 0.4% to $12.9 million for the three months ended June 30, 2000 from $12.8 million for the three months ended June 30, 1999. As a percentage of net revenues, instructional and educational support expenses decreased to 68.3% for the three months ended June 30, 2000 as compared to 71.4% for the three months ended June 30, 1999. Excluding Huron University, instructional and educational support expenses increased by $1.2 million or 10.6% to $12.9 million for the three months ended June 30, 2000 from $11.7 million for the three months ended June 30, 1999. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 68.3% for the three months ended June 30, 2000 as compared to 67.1% for the three months ended June 30, 1999. This increase in instructional and educational support expenses was primarily due to an increase of $0.6 million in the Associate Degree Division and $0.6 million in the University Degree Division. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The increase in instructional and educational support expenses in the University Degree Division was primarily due to an increase in payroll and related benefits for faculty and student support personnel to support the increase in enrollment and the start up of Colorado Technical University's online program.

     Selling and promotional expenses increased by $0.7 million or 24.4% to $3.3 million for the three months ended June 30, 2000 from $2.6 million for the three months ended June 30, 1999. As a percentage of net revenues, selling and promotional expenses increased to 17.3% for the three months ended June 30, 2000 as compared to 14.6% for the three months ended June 30, 1999. Excluding Huron University, selling and promotional expenses increased by $0.8 million or 32.8% to $3.3 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. Excluding Huron University, as a percentage of net revenues, selling and promotional expenses increased to 17.3% for the three months ended June 30, 2000 as compared to 14.2% for the three months ended June 30, 1999. This increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division and the University Degree Division resulting from marketing efforts directed at increasing enrollment.

     General and administrative expenses remained consistent at $3.1 million for the three months ended June 30, 2000 and June 30, 1999. As a percentage of net revenues, general and administrative expenses decreased to 16.3% for the three months ended June 30, 2000 as compared to 17.1% for the three months ended June 30, 1999. Excluding Huron University, general and administrative expenses remained consistent at $3.1 million for the three months ended June 30, 2000 and June 30, 1999. Excluding Huron University, as a percentage of net revenues, general and administrative expenses decreased to 16.3% for the three months ended June 30, 2000 as compared to 17.7% for the three months ended June 30, 1999.

     We reported a loss from operations of $0.4 million for the three months ended June 30, 2000 as compared to a loss from operations of $0.5 million for the three months ended June 30, 1999. Excluding Huron University, income from operations decreased by $0.6 million to a loss from operations of $0.4 million for the three months ended June 30, 2000 from income from operations of $0.2 million for the three months ended June 30, 1999. This decrease was primarily due to a decrease in income from operations of $0.4 million in the Associate Degree Division due to an increase of $0.7 million in selling and promotional expense.

     We reported a net loss of $0.9 million and a net loss of $0.5 million for the three months ended June 30, 2000 and 1999, respectively. The increase in net loss was primarily due to the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million.

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

     The operating results of Huron University, which was sold in August 1999, were significantly affected by seasonality. As a more traditional university, Huron University experienced a significant decline in revenues during the late spring and summer. The decline in revenues combined with a relatively constant level of operating expenses resulted in operating losses of $0.7 million at Huron University for the three months ended June 30, 1999. Due to the sale of Huron University, our operating results were not affected by the operations of Huron University for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2000 and June 30, 1999 were $0.4 million and $6.1 million, respectively. Our working capital totaled $3.9 million at June 30, 2000 and $8.2 million at June 30, 1999.

     Net cash of $1.2 million was used in operating activities for the three months ended June 30, 2000 and $0.1 million was provided by operating activities for the three months ended June 30, 1999. The increase in cash used of $1.3 million was primarily due to an increase in accounts receivable and a decrease in deferred tuition revenue.

     Net cash of $0.8 million and $0.1 million was used in investing activities for the three months ended June 30, 2000 and 1999, respectively. The increase of $0.7 million was due to an increase in capital expenditures.

     Net cash of $3.6 million and $2.8 million was used in financing activities for the three months ended June 30, 2000 and 1999, respectively. The increase in cash used was due to an increase of $0.8 million in net payments on long-term debt and capitalized lease obligations.

     We have an $8.5 million line of credit which expires on June 30, 2002. At June 30, 2000, we had $4.5 million outstanding under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing. The amounts borrowed under this facility for the three months ended June 30, 2000 were primarily used for operations, repayment of debt and capital expenditures.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions. We anticipate that the repurchase of shares will be funded through cash from operations. During the three months ended June 30, 2000, we repurchased 90,000 shares of our common stock for approximately $128,000 and since the inception of the repurchase program we have repurchased 285,000 shares of our common stock for approximately $498,000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. We receive approximately 75% of our funding from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that with our working capital, our cash flow from operations, our credit facilities and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

     Effective April 1, 2000, we implemented SAB 101 and changed the method by which we recognize revenue for laboratory and registration fees charged to a student. In fiscal 2001, we began recognizing revenue for these fees ratably over the life of an education program. Previously, we recognized laboratory and registration fees as revenue at the beginning of our academic term or year, as applicable. We recorded the cumulative effect of the change in accounting of approximately $564,000, net of taxes, in the three months ended June 30, 2000.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     In May 2000, we (in conjunction with our insurance carriers) reached an agreement in principle to settle the previously reported case styled Cullen, et. al. v. Whitman Education Group, Inc., et. al., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). The settlement agreement, which was signed by the parties and preliminarily approved by the Court, covers students who attended our Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. As a result of the proposed settlement, we recorded a one-time, after-tax charge to earnings of approximately $900,000, or $0.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, we entered into the settlement to resolve litigation in a satisfactory business manner, to avoid disruption of our business, and to allow us to pursue our mission of providing quality education to our enrolled students.


ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule


         (b)      Reports on Form 8-K

     No reports on Form 8-K were filed by Whitman during the quarter ended June 30, 2000.

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

DATE:    AUGUST 8, 2000