Form 10-Q
period 2000-09-30
WHITMAN EDUCATION GROUP INC
filed 2000-11-09
CIK 352183

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission File Number 1-13722

                         WHITMAN EDUCATION GROUP, INC.

         Florida                                     22-2246554
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                 4400 Biscayne Boulevard, Miami, Florida 33137
               (Address of Principal Executive Offices) (Zip Code)

                                 (305) 575-6510
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

                             Yes X       No ____

     Indicate the number of shares  outstanding  of each of issuer's  classes of common stock, as of the latest practicable date.

     As of  November  3, 2000,  there  were  13,458,535  shares of common  stock outstanding.

                           WHITMAN EDUCATION GROUP, INC.

                                    Form 10-Q
                               September 30, 2000

                                TABLE OF CONTENTS

                                                                  Page No.

PART I - Financial Information

Item 1.  Financial Statements..................................         3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................        10

PART II - Other Information

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                               September 30,        March 31,
                                                   2000               2000
                                               -------------      -------------
                                                (Unaudited)
Assets
Current assets:
  Cash and cash equivalents................    $    942,796       $  6,056,738
  Accounts receivable, net.................      27,708,388         26,198,803
  Inventories..............................       1,152,976          1,409,449
  Deferred income taxes....................       3,973,185          2,800,968
  Other current assets.....................       1,827,493          1,830,882
                                               --------------     --------------
    Total current assets...................      35,604,838         38,296,840
Property and equipment, net................      11,611,215         11,284,404
Deposits and other assets, net.............       3,253,822          3,351,370
Goodwill, net..............................       9,450,382          9,593,841
                                               --------------     --------------
    Total assets...........................    $ 59,920,257       $ 62,526,455
                                               ==============     ==============
Liability and Stockholder's Equity
Current liabilities:
  Accounts payable.........................    $  1,361,873       $  1,345,738
  Accrued expenses.........................       3,871,637          5,731,883
  Current portion of capitalized
     lease obligations.....................       1,507,377          1,454,792
  Deferred tuition revenue.................      23,545,162         21,589,823
                                               --------------     --------------
    Total current liabilities..............      30,286,049         30,122,236
Capitalized lease obligations..............       3,556,884          3,561,818
Long-term debt.............................       6,686,626          7,557,447
Commitment and contingencies
Stockholders equity:
Common stock, no par value, authorized
   100,000,000 shares issued and outstanding
   13,351,350 at September 30, 2000 and
   13,412,455 shares at March 31, 2000.....      21,939,335         22,067,271
Additional paid-in capital.................         674,173            674,173
Accumulated deficit........................      (3,222,810)        (1,456,490)
                                               --------------     --------------
   Total stockholders' equity..............      19,390,698         21,284,954
                                               --------------     --------------
   Total liabilities and stockholder's
      equity...............................    $ 59,920,257       $ 62,526,455
                                               ==============     ==============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                   For the Three Months Ended
                                                         September 30,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------    -------------
Net revenues.................................      $ 18,521,239    $ 18,385,748
Costs and expenses:
 Instructional and educational support.......        12,959,896      13,012,817
 Selling and promotional.....................         3,940,677       3,042,999
 General and administrative..................         2,886,692       3,015,140
                                                   ------------    -------------
Total costs and expenses.....................        19,787,265      19,070,956
                                                   ------------    -------------
Loss from operations.........................        (1,266,026)       (685,208)
Other (income) and expenses:
 Interest expense............................           306,043         309,427
 Interest income.............................           (75,089)        (68,241)
                                                   ------------    -------------
Loss before income tax benefit...............        (1,496,980)       (926,394)
Income tax benefit...........................           596,397         369,075
                                                   ------------    -------------
Net loss.....................................      $   (900,583)   $   (557,319)
                                                   =============   =============
Net loss per share:
 Basic and diluted...........................      $      (0.07)   $      (0.04)
                                                   =============   =============
Weighted average common shares outstanding:
 Basic and diluted...........................        13,344,562      13,438,048
                                                   =============   =============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                  For the Six Months Ended
                                                         September 30,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------    -------------
Net revenues...................................    $37,400,669      $36,376,294
Costs and expenses:
  Instructional and educational support........     25,877,710       25,854,599
  Selling and promotional......................      7,307,300        5,671,693
  General and administrative...................      5,845,401        6,097,489
                                                   ------------    -------------
Total costs and expenses.......................     39,030,411       37,623,781
                                                   ------------    -------------
Loss from operations...........................     (1,629,742)      (1,247,487)
Other (income) and expenses:
  Interest expense.............................        528,500          593,806
  Interest income..............................       (159,657)        (140,538)
                                                   ------------    -------------
Loss before income tax benefit and cumulative
  effect of change in accounting principle.....     (1,998,585)      (1,700,755)
Income tax benefit.............................        796,236          677,581
                                                   ------------    -------------
Loss before cumulative effect of change in
  accounting principle.........................     (1,202,349)      (1,023,174)
Cumulative effect of change in accounting
  principle, net of tax........................       (563,971)               -
                                                   ------------    -------------
Net loss.......................................    $(1,766,320)    $ (1,023,174)
                                                   ============    =============
Net loss per share (basic and diluted):
  Loss before cumulative effect of change in
    accounting principle.......................    $      (.09)    $       (.08)
  Cumulative effect of change in accounting
    principle, net of tax......................           (.04)              -
                                                   ------------    -------------
  Net loss.....................................    $      (.13)    $       (.08)
                                                   ============    =============
Weighted average common shares outstanding:
  Basic and diluted............................     13,355,811       13,432,884
                                                   ============    =============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                For the Six Months Ended
                                                       September 30,
                                             -----------------------------------
                                                  2000                 1999
                                             ----------------    ---------------
Cash flows from operating activities:
Net loss................................     $    (1,766,320)    $   (1,023,174)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
  Depreciation and amortization.........           2,018,706          2,221,946
  Bad debt expense......................           1,894,380          1,624,616
  Deferred tax benefit..................          (1,172,217)          (677,581)
  Changes in operating assets and
   liabilities:
    Accounts receivable.................          (3,403,965)          (880,229)
    Inventories.........................             256,473             99,079
    Other current assets................                 (62)          (438,863)
    Deposits and other assets...........              97,548           (589,695)
    Accounts payable....................              16,135            297,709
    Accrued expenses....................          (1,860,246)         1,427,965
    Income taxes payable................                   -           (898,664)
    Deferred tuition revenue............           1,955,339          1,208,384
    Other liabilities...................                   -           (474,842)
                                             ----------------    ---------------
Net cash (used in) provided by
   operating activities.................          (1,964,229)         1,896,651
                                             ----------------    ---------------
Cash flows from investing activities:
Purchase of property and equipment......          (1,168,181)          (645,602)
Investment in Huron University..........                   -         (1,167,779)
                                             ----------------    ---------------
Net cash used in investing activities...          (1,168,181)        (1,813,381)
                                             ----------------    ---------------
Cash flows from financing activities:
Proceeds from line of credit and
 long-term borrowings...................          11,729,179         23,522,414
Principal payments on line of credit,
  long-term borrowings and capitalized
  lease obligations ....................         (13,582,775)       (26,332,857)
Purchase of common stock................            (127,936)                 -
Proceeds from purchases in stock
  purchase plan, exercise of options
  and warrants..........................                   -             22,012
                                             ----------------    ---------------
Net cash used in financing activities...          (1,981,532)        (2,788,431)
                                             ----------------    ---------------
Decrease in cash and cash equivalents...          (5,113,942)        (2,705,161)
Cash and cash equivalents at beginning
  of year...............................           6,056,738          4,267,110
                                             ----------------    ---------------
Cash and cash equivalents at end of
  period................................     $       942,796     $    1,561,949
                                             ================    ===============
Continued on following page.

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 For the Six Months Ended
                                                           September 30,
                                               ---------------------------------
                                                   2000                1999
                                               --------------    ---------------
Supplemental disclosures of noncash
  financing activities:
Equipment acquired under capital leases.....   $   1,030,426     $   1,643,286
                                               ==============    ===============
Supplemental disclosures of cash
  flow information:
Interest paid...............................   $     528,500     $     596,920
                                               ==============    ===============
Income taxes paid...........................   $          -      $   1,335,356
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

     Whitman experiences seasonality in its quarterly results of operations as a result  of  changes  in the  level of  student  enrollment.  New  enrollment  in
Whitman's  schools  tends to be lower in the first and  second  fiscal  quarters covering the summer months which are  traditionally  associated with recess from school. Costs are generally not significantly affected by the seasonable factors on a quarterly  basis.  Accordingly,  quarterly  variations in net revenues will result in fluctuations in income (loss) from operations on a quarterly basis.

2.   Reclassification

     Certain prior year amounts have been  reclassified to conform to the fiscal
2001 presentation. These changes had no effect on previously reported net income
(loss).

3.   Earnings Per Share

     For the three  months and six months  ended  September  30,  2000 and 1999, there was no difference between basic and diluted earnings per share.

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

     For the three months ended September 30, 2000 and 1999, total comprehensive losses  were  $900,583  and  $557,319,  respectively.  For the six months  ended
September 30, 2000 and 1999,  total  comprehensive  losses were  $1,766,320  and
$1,023,174, respectively.

5.   Contingencies

     In May 2000,  Whitman (in conjunction with its insurance  carriers) reached an  agreement  in  principle  to settle  the  previously  reported  case  styled
Cullen, et. al. v. Whitman Education Group, Inc., et. al., in  the United
States District Court for the Eastern District of Pennsylvania (Civil Action No.
98-CV-4076). On October 6, 2000, the Court approved the settlement,  which is to take  effect 30 days  later,  after the period for any appeal has  expired.  The
settlement   agreement  covers  students  who  attended   Whitman's   Ultrasound
Diagnostic  Schools any time from August 1, 1994 to August 1, 1998 in either the
general  ultrasound  program  or  the  non-invasive   cardiovascular  technology
program.  As a result of the proposed  settlement,  Whitman recorded a one-time, after-tax  charge to earnings of approximately  $932,000,  or $0.07 per share in the  fiscal  quarter  ended  March 31,  2000.  Although  management  denied  the allegations  of the  lawsuit,  and believed  the key  allegations  to be without
merit,   Whitman  entered  into  the  settlement  to  resolve  litigation  in  a satisfactory business manner, to avoid disruption of Whitman's business,  and to allow  Whitman  to pursue its  mission of  providing  quality  education  to its enrolled students.

6.  Segment and  Related Information

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
                                  (Unaudited)

6.   Segment and Related Information - (Continued)

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:

                           For the Three Months Ended  For the Six Months Ended
                                 September 30,               September 30,
                           -------------------------   -------------------------
                              2000          1999          2000          1999
                           ------------  ------------  ------------  -----------
Net revenues:
  Associate Degree
    Division.............  $14,761,363   $13,991,705   $28,946,478   $27,088,286
  University Degree
    Division.............    3,759,876     4,394,043     8,454,191     9,288,008
                           ------------  ------------  ------------  -----------
  Total..................  $18,521,239   $18,385,748   $37,400,669   $36,376,294
                           ============  ============  ============  ===========
Loss before income tax
  benefit and cumulative
  effect of change in
  accounting principle:
  Associate Degree
    Division.............  $  (507,241)  $   (42,897)  $(1,105,830)  $  (297,695)
  University Degree
    Division.............     (398,861)     (322,311)      221,190      (221,700)
  Other..................     (590,878)     (561,186)    1,113,945)   (1,181,360)
                           ------------  ------------  ------------  ------------
    Total................  $(1,496,980)  $  (926,394)  $(1,998,585)  $(1,700,755)
                           ============  ============  ============  ============

                           September 30,    March 31,
                              2000          2000
                          -------------  ------------
Total assets:
  Associate Degree
    Division.............  $47,452,455   $49,223,023
  University Degree
    Division.............    9,899,291    11,152,738
  Other..................    2,568,511     2,150,694
                           ------------  ------------
  Total..................  $59,920,257   $62,526,455
                           ============  ============

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

     The following  discussion and analysis  should be read in conjunction  with the  consolidated  financial  statements  of Whitman,  the related  notes to the consolidated  financial  statements and Management's  Discussion and Analysis of
Financial Condition and Results of Operations included in Whitmans Form 10-K for the  year  ended  March  31,  2000  and  the  condensed  consolidated  financial statements  and  the  related  notes  to the  condensed  consolidated  financial statements  included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical  matters  contained  herein,  statements  made in this report are forward-looking  and are made  pursuant  to the safe  harbor  provisions  of the
Securities  Litigation Reform Act of 1995. Such statements may include,  but are not limited to,  projections of revenues,  income and cash flows,  and Whitman's financing needs and plans for future operations.

Item 2.    Managements Discussion and Analysis
           of Financial Condition and Results of Operations - (Continued)

     Investors are cautioned that  forward-looking  statements involve risks and
uncertainties,   including,  but  not  limited  to  regulatory,   licensing  and
accreditation risks inherent in operating  proprietary  postsecondary  education institutions, risks relating to unanticipated attrition or reductions in student enrollment,  risks that marketing efforts may not achieve  anticipated  results, risks  that  new  programs  may  not be  implemented  on a  timely  basis  or be successful,  which may cause our actual results,  performance or achievements to differ  materially  from the  forward-looking  statements  made in the report or otherwise  made by or on our behalf.  Other  factors  that may affect our future results include certain  economic,  competitive,  governmental and other factors discussed in our filings with the Securities and Exchange Commission.  We assume no responsibility to update forward-looking statements made herein or otherwise.

Results of Operations

     The  following  table sets  forth the  percentage  relationship  of certain statement of operations data to net revenues for the periods indicated:

                                      Three Months Ended      Six Months Ended
                                         September 30,           September 30,
                                      --------------------    ------------------
                                        2000        1999       2000      1999
                                      --------    --------    -------   --------
Net revenues........................   100.0%      100.0%     100.0%     100.0%
                                      --------    --------    -------   --------
Costs and expenses:
 Instructional and
  educational support...............    70.0        70.8       69.2       71.0
 Selling and promotional............    21.2        16.5       19.5       15.6
 General and administrative.........    15.6        16.4       15.6       16.8
                                      --------    --------    -------   --------
Total costs and expenses............   106.8       103.7      104.3      103.4
                                      -------     -------     -------   --------
Loss from operations................    (6.8)       (3.7)      (4.3)      (3.4)
Other (income) and expenses:
 Interest expense...................     1.7         1.7        1.4        1.7
 Interest income....................    (0.4)       (0.4)      (0.4)      (0.4)
                                      --------    --------    -------   --------
Loss before income tax benefit and
   cumulative effect of change in
   accounting principle.............    (8.1)       (5.0)      (5.3)      (4.7)
Income tax benefit..................     3.2         2.0        2.1        1.9
                                      --------    --------    -------   --------
Loss before cumulative effect of
   change in accounting principle...    (4.9)       (3.0)      (3.2)      (2.8)
Cumulative effect of change in
   accounting principle, net of tax.       -          -        (1.5)        -
                                      --------    --------    -------   --------
Net loss............................    (4.9)%      (3.0)%     (4.7)%     (2.8)%
                                      ========    ========    =======   ========

Results of Operations - (Continued)

               Three months ended September 30, 2000 compared to
                   the three months ended September 30, 1999

     Net revenues  increased  by $0.1  million or 0.7% to $18.5  million for the three months ended  September  30, 2000 from $18.4  million for the three months ended September 30, 1999.  Excluding Huron University,  which was sold in August
1999,  net revenues  increased by $0.9 million or 5.3% to $18.5  million for the three months ended  September  30, 2000 from $17.6  million for the three months ended  September 30, 1999. This increase was primarily due to a 3.1% increase in average student  enrollment.

     Excluding Huron University,  the University  Degree Division  experienced a
0.9% increase in average  student  enrollment and the Associate  Degree Division experienced  a 4.0%  increase in average  student  enrollment.  The  increase in student  enrollment  in the  Associate  Degree  Division  was  primarily  due to increased enrollment in the medical assisting and health information  specialist programs offered by the Ultrasound Diagnostic Schools.

     Instructional  and educational  support  expenses were at $13.0 million for both the three months ended  September  30, 2000 and  September  30, 1999.  As a percentage of net  revenues,  instructional  and  educational  support  expenses decreased to 70.0% for the three months ended  September 30, 2000 as compared to
70.8% for the three months ended September 30, 1999. Excluding Huron University, instructional and educational support expenses increased by $0.9 million or 7.8%
to $13.0  million  for the three  months  ended  September  30,  2000 from $12.1 million  for  the  three  months  ended  September  30,  1999.  Excluding  Huron
University,  as a percentage  of net  revenues,  instructional  and  educational support  expenses  increased to 70.0% for the three months ended  September  30,
2000 as compared to 68.4% for the three months  ended  September  30, 1999.  The increase in instructional and educational  support expenses was primarily due to an increase of $0.5 million in the Associate Degree Division and $0.4 million in the University  Degree Division.  The increase in instructional  and educational support  expenses in the  Associate  Degree  Division  was  primarily  due to an increase in payroll and related  benefits for faculty,  academic  administrators and student  support  personnel  to support  the  increase  in  enrollment.  The increase in  instructional  and educational  support  expenses in the University
Degree Division was primarily due to an increase in payroll and related benefits for faculty and student support personnel and an increase in expenses related to the start up of Colorado Technical University's online program.

     Selling and promotional expenses increased by $0.9 million or 29.5% to $3.9 million for the three months ended  September 30, 2000 from $3.0 million for the three months ended September 30, 1999. As a percentage of net revenues,  selling and promotional expenses increased to 21.2% for the three months ended September
30, 2000 as compared to 16.5% for the three  months  ended  September  30, 1999.
Excluding Huron University,  selling and promotional  expenses increased by $1.0 million or 34.2% to $3.9 million for the three months ended  September  30, 2000 from $2.9 million for the three months ended September 30, 1999. Excluding Huron
University,  as a percentage of net revenues,  selling and promotional  expenses increased to 21.3% for the three months ended  September 30, 2000 as compared to
16.7%for the three months ended September 30, 1999. This increase in selling and promotional  expenses was primarily due to an increase in  advertising  expenses resulting from marketing efforts directed at increasing enrollment.

Results of Operations - (Continued)

     General and  administrative  expenses  decreased by $0.1 million or 4.3% to
$2.9 million for the three months ended September 30, 2000 from $3.0 million for the three months ended  September  30, 1999.  As a percentage  of net  revenues, general and  administrative  expenses  decreased  to 15.6% for the three  months ended  September  30,  2000 as  compared  to 16.4%  for the three  months  ended
September  30, 1999.  Excluding  Huron  University,  general and  administrative expenses  decreased by $0.1 million or 4.0% to $2.9 million for the three months ended  September 30, 2000 from $3.0 million for the three months ended September
30, 1999. Excluding Huron University,  as a percentage of net revenues,  general and  administrative  expenses  decreased  to 15.6%  for the three  months  ended
September 30, 2000 as compared to 17.1% for the three months ended September 30,
1999.

     We reported a loss from  operations  of $1.3  million for the three  months ended  September 30, 2000 as compared to a loss from  operations of $0.7 million for the three months ended September 30, 1999.  Excluding Huron University,  the loss from operations increased by $0.9 million to a loss from operations of $1.3 million  for  the  three  months  ended  September  30,  2000  from a loss  from operations of $0.4 million for the three months ended  September 30, 1999.  This increase  was  primarily  due to an increase in losses from  operations  of $0.5 million in the Associate  Degree  Division due to an increase of $0.8 million in selling and  promotional  expenses and an increase in losses from  operations of
$0.4  million in the  University  Degree  Division  due to an  increase  of $0.4 million in instructional and educational support expenses.

     We reported a net loss of $0.9  million and a net loss of $0.6  million for the three months ended September 30, 2000 and 1999,  respectively.  The increase in net loss was  primarily due to a decrease in  profitability  in the Associate
Degree Division.

              Six months ended September 30, 2000 compared to
                    the six months ended September 30, 1999

     Net revenues increased by $1.0 million or 2.8% to $37.4 million for the six months  ended  September  30, 2000 from $36.4  million for the six months  ended
September 30, 1999.  Excluding Huron University,  which was sold in August 1999, net  revenues  increased  by $2.5  million or 7.1% to $37.4  million for the six months  ended  September  30, 2000 from $34.9  million for the six months  ended
September  30, 1999.  This  increase  was  primarily  due to a 4.4%  increase in average student enrollment.

     Excluding Huron University,  the University  Degree Division  experienced a
3.6% increase in average  student  enrollment and the Associate  Degree Division experienced  a 4.8%  increase in average  student  enrollment.  The  increase in student  enrollment  in the  University  Degree  Division was  primarily  due to increased enrollment at Colorado Technical  University's Sioux Falls campus. The increase in student  enrollment in the Associate  Degree  Division was primarily due to  increased  enrollment  in the medical  assisting  program and the health information specialist program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support expenses remained consistent at $25.9 million for the six months ended September 30, 2000 and September 30, 1999. As a percentage of net  revenues,  instructional  and  educational  support  expenses decreased  to 69.2%for the six months  ended  September  30, 2000 as compared to
71.0% for the six months ended September 30, 1999. Excluding Huron University,

Results of Operations - (Continued)

instructional and educational support expenses increased by $2.2 million or 9.3%
to $25.9 million for the six months ended  September 30, 2000 from $23.7 million for the six months ended September 30, 1999.  Excluding Huron  University,  as a
percentage of net  revenues,  instructional  and  educational  support  expenses increased  to 69.2% for the six months ended  September  30, 2000 as compared to
67.8% for the six months ended September 30, 1999. The increase in instructional and  educational  support  expenses  was  primarily  due to an  increase of $1.1 million in the  Associate  Degree  Division and $1.1  million in the  University
Degree Division.  The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related  benefits  for  faculty,  academic  administrators  and student  support personnel to support the increase in enrollment.  The increase in  instructional and educational support expenses in the University Degree Division was primarily due to an  increase  in payroll  and  related  benefits  for faculty and student support  personnel  to support the  increase in  enrollment  and the start up of
Colorado Technical University's online program.

     Selling and promotional expenses increased by $1.6 million or 28.8% to $7.3 million for the six months  ended  September  30, 2000 from $5.7 million for the six months ended  September 30, 1999.  As a percentage of net revenues,  selling and promotional  expenses  increased to 19.5% for the six months ended September
30, 2000 as  compared  to 15.6% for the six months  ended  September  30,  1999.
Excluding Huron University,  selling and promotional  expenses increased by $1.9 million or 35.4% to $7.3  million for the six months  ended  September  30, 2000 from $5.4 million for the six months ended  September 30, 1999.  Excluding Huron
University,  as a percentage of net revenues,  selling and promotional  expenses increased  to 19.5% for the six months ended  September  30, 2000 as compared to
15.5% for the six months ended  September 30, 1999. This increase in selling and promotional  expenses was primarily due to an increase in  advertising  expenses resulting from marketing efforts directed at increasing enrollment.

     General and  administrative  expenses  decreased by $0.3 million or 4.1% to
$5.8 million for the six months ended  September  30, 2000 from $6.1 million for the six months ended  September  30,  1999.  As a  percentage  of net  revenues, general and administrative  expenses decreased to 15.6% for the six months ended
September  30, 2000 as compared to 16.8% for the six months ended  September 30,
1999. Excluding Huron University,  general and administrative expenses decreased by $0.2 million or 3.8% to $5.8  million for the six months ended  September  30,
2000 from $6.0 million for the six months ended  September  30, 1999.  Excluding
Huron University,  as a percentage of net revenues,  general and  administrative expenses  decreased  to 15.6 % for the six months  ended  September  30, 2000 as compared to 17.4% for the six months ended  September 30, 1999.  The decrease in general  and  administrative  expenses  was  primarily  due  to a  reduction  in administrative  payroll  expenses and consulting  fees in the University  Degree
Division.

     We reported a loss from operations of $1.6 million for the six months ended
September 30, 2000 as compared to a loss from operations of $1.2 million for the six months ended September 30, 1999.  Excluding Huron University,  the loss from operations  increased by $1.4 million to a loss from  operations of $1.6 million for the six months ended  September 30, 2000 from a loss from operations of $0.2 million for the six months ended September 30, 1999. This increase was primarily due to an increase in losses from  operations  of $0.8 million in the  Associate

Results of Operations - (Continued)

Degree  Division due to an increase of $1.5  million in selling and  promotional expense  and an  increase  in losses  from  operations  of $0.6  million  in the
University  Degree Division due to an increase of $1.1 million in  instructional and educational support expenses.

     We reported a net loss of $1.8  million and a net loss of $1.0  million for the six months ended September 30, 2000 and 1999, respectively.  The increase in net  loss  was  primarily  due to the  implementation  of SEC  Staff  Accounting
Bulletin No. 101 effective  April 1, 2000,  which resulted in a one-time  charge after taxes of $0.6  million and a decrease in  profitability  in the  Associate
Degree Division.

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

     The operating results of Huron  University,  which was sold in August 1999, were significantly  affected by seasonality.  As a more traditional  university,
Huron University  experienced a significant  decline in revenues during the late spring and summer.  The decline in revenues combined with a relatively  constant level of operating  expenses  resulted in  operating  losses of $0.3 million and
$1.0  million at Huron  University  for the three  months  and six months  ended
September  30,  1999,  respectively.  Due to the sale of Huron  University,  our operating  results were not affected by the  operations of Huron  University for the three months and six months ended September 30, 2000.

Liquidity and Capital Resources

     Cash and cash  equivalents  at  September  30, 2000 and March 31, 2000 were
$0.9  million  and $6.1  million,  respectively.  The  decrease in cash and cash equivalents was primarily due to the net repayment of debt of $1.9 million,  the settlement  payment of the class action lawsuit of $1.2 million and the purchase of capital  expenditures  of $1.2  million.  Our working  capital  totaled  $5.3 million at September 30, 2000 and $8.2 million at March 31, 2000.

     We  experienced  a decline  in cash flow in the  first  and  second  fiscal quarters  due to the  seasonal  effect of lower  enrollment  during  the  summer months.  We  believe  that  cash flow will  strengthen  in the third and  fourth quarters  since  these  periods  have  historically  represented  the periods of highest revenues and net income within a fiscal year.

     Net cash of $2.0  million  was  used in  operating  activities  for the six months ended September 30, 2000,  compared to net cash of $1.9 million  provided by  operating  activities  for the six months  ended  September  30,  1999.  The increase  in cash used of $3.9  million  was  primarily  due to an  increase  in accounts receivable and a decrease in accrued expenses.

Liquidity and Capital Resources (Continued)

     Net  cash  of $1.2  million  and  $1.8  million  were  used  for  investing activities for the six months ended  September 30, 2000 and 1999,  respectively.
The decrease in cash used of $0.6 million was primarily due to cash used for the investment in Huron University for the six months ended September 30, 1999. This decrease  was  partially  offset  by  an  increase  in  cash  used  for  capital expenditures.

     Net cash of $2.0  million  was  used in  financing  activities  for the six months ended  September  30, 2000,  compared to net cash of $2.8 million used in financing  activities for the six months ended  September 30, 1999. The decrease in cash used was due to a decrease in net payments on long-term borrowings.

     We have an $8.5 million line of credit which expires on September 30, 2002.
At September 30, 2000, we had $6.7 million  outstanding  under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing. The amounts borrowed under this facility for the six months ended
September 30, 2000 were  primarily  used for  operations,  repayment of debt and capital expenditures.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock.  The repurchases  will be made from time to time in the  open  market  or  through  privately  negotiated  transactions.  We anticipate  that the  repurchase  of  shares  will be funded  through  cash from operations.  During  the three  months  ended  September  30,  2000,  we did not repurchase  any  shares of our  common  stock and  since  the  inception  of the repurchase  program,  we have repurchased 285,000 shares of our common stock for approximately $498,000.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Annual Shareholders' Meeting

     On August 11, 2000,  the Company held its annual  meeting of  shareholders.
The only business transacted at that meeting was the election of directors.  All of the nominees for director were elected by the vote set forth  opposite  their names in the table below:

Annual Shareholders' Meeting - (Continued)

        Election of Directors                      For            Withheld
        -------------------------               ----------         ------
        Phillip Frost, M.D.                     12,122,479         22,642
        Richard C. Pfenniger, Jr.               12,122,479         22,642
        Jack R. Borsting, Ph.D                  12,122,479         22,642
        Peter S. Knight                         12,122,479         22,642
        Lois F. Lipsett, Ph.D.                  12,122,479         22,642
        Richard M. Krasno, Ph.D.                12,122,479         22,642
        Percy A. Pierre, Ph.D.                  12,122,479         22,642
        Neil Flanzraich                         12,122,479         22,642
        A. Marvin Strait, C.P.A.                12,122,479         22,642

Item 5. Other Information

     On October  6,  2000,  the United  States  District  Court for the  Eastern
District of  Pennsylvania,  approved  the  settlement  agreement  reached in the previously  reported case styled Cullen,  et. al. v. Whitman Education Group,
Inc. et. al.(Civil  Action No. 98-CV-4076).  The settlement agreement covers students  who attended  Whitman's  Ultrasound  Diagnostic  Schools any time from
August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive  cardiovascular  technology  program.  As a result of the  proposed settlement,  Whitman  recorded  a  one-time,  after-tax  charge to  earnings  of approximately $932,000, or $0.07 per share in the fiscal quarter ended March 31,
2000.  Although  management denied the allegations of the lawsuit,  and believed the key allegations to be without merit,  Whitman entered into the settlement to resolve  litigation in a satisfactory  business  manner,  to avoid disruption of
Whitman's  business,  and to allow  Whitman to pursue its  mission of  providing quality education to its enrolled students.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     27     Financial Data Schedule

     (b) Reports on Form 8-K

     No  reports on Form 8-K were filed by  Whitman  during  the  quarter  ended
September 30, 2000.

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
                                   (Registrant)

                              By:    /s/ FERNANDO L. FERNANDEZ
                                     Fernando L. Fernandez
                                     Vice President - Finance, Chief Financial
                                     Officer, Treasurer and Secretary

Date:   November 8, 2000

                                       18

              Whitman Education Group, Inc. and Subsidiaries
                             Financial Data Schedule

   Period Type.................................................6 Months
   Fiscal Year-End.......................................March 31, 2001
   Period-End........................................September 30, 2000
   Cash.........................................................942,796
   Securities.........................................................0
   Receivables...............................................34,725,718
   Allowances.................................................7,017,330
   Inventory..................................................1,152,976
   Current Assets............................................35,604,838
   PPE.......................................................28,668,191
   Accumulated Depreciation..................................17,056,976
   Total Assets..............................................59,920,257
   Current Liabilities.......................................30,286,049
   Bonds..............................................................0
   Preferred - Mandatory..............................................0
   Preferred..........................................................0
   Common....................................................21,939,335
   Other Shareholders' Equity................................(2,548,637)
   Total Liability and  Equity...............................59,920,257
   Sales.....................................................37,400,669
   Total  Revenues...........................................37,400,669
   CGS.......................................................25,877,710
   Total  Costs..............................................33,185,010
   Other  Expenses....................................................0
   Loss  Provision....................................................0
   Interest  Expense (Net)......................................368,843
   Loss  Pretax..............................................(1,998,585)
   Income Tax (Benefit)........................................(796,236)
   Loss Continuing....................................................0
   Discontinued.......................................................0
   Extraordinary......................................................0
   Changes.....................................................(563,971)
   Net Loss..................................................(1,766,320)
   EPS Basic .....................................................(0.13)
   EPS Diluted....................................................(0.13)