Form 10-Q
period 2000-12-31
WHITMAN EDUCATION GROUP INC
filed 2001-02-07
CIK 352183

                                FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     As of  February  5, 2001,  there  were  13,468,620  shares of common  stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.

                                    Form 10-Q

                                December 31, 2000

                                TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements..................................        3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................       11

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................       16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,       MARCH 31,
                                                       2000             2000
                                                 ---------------   -------------
                                                   (Unaudited)
 Assets
 Current assets:
  Cash and cash equivalents.................     $   2,563,577     $  6,056,738
  Accounts receivable, net..................        25,294,239       26,198,803
  Inventories...............................         1,540,849        1,409,449
  Deferred tax assets, net..................         3,630,134        2,800,968
  Other current assets......................         1,926,053        1,830,882
                                                 ---------------   -------------
   Total current assets.....................        34,954,852       38,296,840
Property and equipment, net.................        11,179,669       11,284,404
Deposits and other assets, net..............         3,268,175        3,351,370
Goodwill, net...............................         9,378,652        9,593,841
                                                 ---------------   -------------
   Total assets.............................     $  58,781,348     $ 62,526,455
                                                 ===============   =============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..........................     $   2,021,250     $  1,345,738
  Accrued expenses..........................         3,967,389        5,731,883
  Current portion of capitalized lease
     obligations............................         1,515,263        1,454,792
  Deferred tuition revenue..................        21,160,098       21,589,823
                                                 ---------------   -------------
   Total current liabilities................        28,664,000       30,122,236
Capitalized lease obligations...............         3,408,399        3,561,818
Long-term debt..............................         6,730,156        7,557,447
Stockholders' equity:
  Common  stock, no  par  value,  authorized
   100,000,000 shares; issued and outstanding
   13,368,535  shares  at  December 31, 2000
   and 13,412,455 shares at March 31, 2000..         22,009,408      22,067,271
  Additional paid-in capital................            674,173         674,173
  Accumulated deficit.......................         (2,704,788)     (1,456,490)
                                                 ---------------   -------------
   Total stockholders' equity...............         19,978,793      21,284,954
                                                 ---------------   -------------
   Total liabilities and stockholders'
      equity................................     $   58,781,348    $ 62,526,455
                                                 ===============   =============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     ------------

Net revenues..............................          $20,878,235     $20,287,808
Costs and expenses:
  Instructional and educational support...           13,385,860      12,703,537
  Selling and promotional.................            3,429,755       3,423,209
  General and administrative..............            2,958,630       3,013,968
                                                    ------------    ------------
Total costs and expenses..................           19,774,245      19,140,714
                                                    ------------    ------------

Income from operations....................            1,103,990       1,147,094
Other (income) and expenses:
  Interest expense........................              322,445         274,380
  Interest income.........................              (79,528)        (79,878)
                                                    ------------    ------------
Income before income tax provision........              861,073         952,592
Income tax provision......................             (343,051)       (379,513)
                                                    ------------    ------------
Net income................................          $   518,022     $   573,079
                                                    ============    ============
Net income per share:
  Basic and diluted.......................          $       .04     $       .04
                                                    ============    ============
Weighted average common shares outstanding:
  Basic...................................           13,364,052      13,406,795
                                                    ============    ============
  Diluted.................................           13,397,760      13,464,655
                                                    ============    ============

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                 ----------------------------
                                                    2000             1999
                                                 -----------      -----------

 Net revenues.............................      $58,278,904      $56,664,102
 Costs and expenses:
   Instructional and educational support..       39,263,572       38,558,134
   Selling and promotional................       10,737,054        9,094,902
   General and administrative.............        8,804,030        9,111,459
                                                 -----------      -----------
 Total costs and expenses.................       58,804,656       56,764,495
                                                 -----------      -----------
 Loss from operations.....................         (525,752)        (100,393)
 Other (income) and expenses:
   Interest expense.......................          850,945          868,186
   Interest income........................         (239,185)        (220,414)
                                                 -----------      -----------
 Loss before income tax benefit and
   cumulative effect of change in
   accounting principle...................       (1,137,512)        (748,165)
 Income tax benefit.......................          453,185          298,069
                                                 -----------      -----------

Loss before cumulative effect of
   change in accounting principle.........         (684,327)        (450,096)
Cumulative effect of change in
   accounting principle, net of tax ......         (563,971)               -
                                                 -----------      -----------
Net loss..................................      $(1,248,298)     $  (450,096)
                                                 ===========      ===========

 Net loss per share (basic and diluted):
   Loss before cumulative effect of
     change in accounting principle.......      $      (.05)     $      (.03)
   Cumulative effect of change in
     accounting principle, net of tax ....             (.04)                -
                                                 -----------      -----------
   Net loss ..............................      $      (.09)            (.03)
                                                 ===========      ===========
 Weighted average common shares
  outstanding:
   Basic and diluted .....................       13,358,568       13,424,156
                                                 ===========      ===========

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                     --------------------------
                                                        2000            1999
                                                     -----------    ------------
Cash flows from operating activities:
Net loss.........................................   $(1,248,298)   $   (450,096)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization................     3,037,521       3,304,079
    Bad debt expense.............................     2,883,296       2,528,388
    Deferred tax benefit.........................      (829,166)       (298,365)
    Changes in operating assets and liabilities:
      Accounts receivable........................    (1,978,732)     (2,033,346)
      Inventories................................      (131,400)       (156,338)
      Other current assets.......................      (103,332)       (647,572)
      Deposits and other assets..................        83,195        (458,703)
      Accounts payable...........................       675,512         137,589
      Accrued expenses...........................    (1,764,494)        690,697
      Income taxes payable.......................             -        (898,664)
      Deferred tuition revenue...................      (429,725)      1,417,149
      Other liabilities..........................             -        (475,203)
                                                     -----------    ------------
Net cash provided by operating activities........       194,377       2,659,615
                                                     -----------    ------------

Cash flows from investing activities:
Purchase of property and equipment...............    (1,472,793)       (959,212)
Investment in Huron University...................             -      (1,164,613)
                                                     -----------    ------------
Net cash used in investing activities............    (1,472,793)     (2,123,825)
                                                     -----------    ------------
Cash flows from financing activities:
Proceeds from line of credit, long-term
  borrowings and capitalized lease obligations...    16,122,709      25,233,467
Principal payments on line of credit,
  long-term borrowings and other liabilities.....   (18,279,591)    (28,207,598)
Purchase of common stock ........................      (127,936)              -
Proceeds from purchases in stock purchase plan,
  exercise of options and warrants...............        70,073          92,158
                                                     -----------    ------------
Net cash used in financing activities............    (2,214,745)     (2,881,973)
                                                     -----------    ------------
Decrease in cash and cash equivalents............    (3,493,161)     (2,346,183)
Cash and cash equivalents at beginning of period.     6,056,738       4,267,110
                                                     -----------    ------------
Cash and cash equivalents at end of period.......   $ 2,563,577    $  1,920,927
                                                     ===========    ============
Continued on following page.

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                     ---------------------------
                                                        2000            1999
                                                     -----------     -----------
Supplemental disclosures of noncash financing
 activities:
Equipment acquired under capital leases............  $ 1,236,643     $1,778,239
                                                     ============    ===========

Supplemental disclosures of cash flow information:
Interest paid......................................  $   850,944     $  868,186
                                                     ============    ===========
Income taxes paid..................................  $       140     $1,341,656                                                             140
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

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                DECEMBER 31,                   DECEMBER 31,
                           ------------------------     ------------------------
                              2000         1999            2000           1999
                           ---------      ---------     ----------    ----------
Numerator:
 Net income (loss).........$ 518,022     $  573,079    $(1,248,298)  $ (450,096)
                           ==========    ==========     ==========    ==========
Denominator:
  Denominator for basic net
    income (loss) per share
    - weighted average
    shares.................13,364,052    13,406,795      13,358,568  13,424,156
Effect of dilutive
 securities:
   Employee stock options..    33,708        57,860              -            -
                           ----------    ----------     ----------   -----------
 Dilutive potential common
   shares..................    33,708        57,860              -            -
  Denominator for diluted
   net income (loss) per
   share - adjusted
   weighted average
   shares and assumed
   conversions.............13,397,760    13,464,655     13,358,568   13,424,156
                           ==========    ==========     ==========   ===========
Basic and diluted net
  income (loss) per share..$      .04    $      .04     $     (.09)  $     (.03)
                           ==========    ==========     ===========  ===========

4. COMPREHENSIVE INCOME (LOSS)

     In fiscal 1999, Whitman adopted Statement of Financial Accounting Standards
No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components.  Statement
130  requires  unrealized  gains  or  losses  on  Whitman's   available-for-sale
securities,   which  prior  to  its  adoption   were   recorded   separately  in
stockholders'  equity, to be included in other comprehensive loss.

     For the three months ended December 31, 2000 and 1999, total  comprehensive income was  $518,022  and  $573,079,  respectively.  For the nine  months  ended
December  31, 2000 and 1999,  total  comprehensive  losses were  $1,248,298  and
$450,096, respectively.

5.  LEGAL SETTLEMENT

     In May 2000,  Whitman (in conjunction with its insurance  carriers) reached an  agreement  in  principle  to settle  the  previously  reported  case  styled
Cullen, et. al. v. Whitman Education Group, Inc., et. al.,  in the United
States District Court for the Eastern District of Pennsylvania  (Civil Action No.
98-CV-4076).  On October 6, 2000, the Court approved the settlement,  which took effect  30 days  later,  after  the  period  for any  appeal  had  expired.  The
settlement   agreement  covers  students  who  attended   Whitman's   Ultrasound
Diagnostic  Schools any time from August 1, 1994 to August 1, 1998 in either the

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   LEGAL SETTLEMENT  - (CONTINUED)

general  ultrasound  program  or  the  non-invasive   cardiovascular  technology
program. As a result of the settlement,  Whitman recorded a one-time,  after-tax
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

                             FOR THE THREE MONTHS       FOR THE NINE MONTHS
                               ENDED DECEMBER 31,           ENDED DECEMBER 31,
                           ------------------------     ------------------------
                             2000           1999          2000           1999
                           ---------      ---------     ---------    -----------
Net revenues:
  Associate Degree
    Division........       $15,380,648    $15,365,116   $44,327,126  $42,453,403
  University Degree
    Division........         5,497,587      4,922,692    13,951,778   14,210,699
                           ------------  ------------   -----------  -----------
  Total..............      $20,878,235    $20,287,808   $58,278,904  $56,664,102
                           ============  ============   ===========  ===========

Income (loss) before
 income tax provision
 (benefit) and cumulative
 effect of change in
 accounting principle:
  Associate Degree
    Division.........      $   246,384    $   408,176   $  (859,446)  $  110,481
  University Degree
    Division.........        1,140,178      1,112,923     1,361,368      891,222
  Other..............         (525,489)      (568,507)   (1,639,434)  (1,749,868)
                           ------------   ------------  ------------  ----------
  Total............        $   861,073    $   952,592   $(1,137,512)  $ (748,165)
                           ============   ============  ============  ===========

                           December 31,    March 31,
                               2000          2000
                           ------------   ------------
Total assets:
  Associate Degree
    Division.......        $44,358,941    $49,223,023
  University Degree
    Division.......         12,271,778     11,152,738
  Other............          2,150,629      2,150,694
                           ------------   -----------
  Total............        $58,781,348    $62,526,455
                           ============   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
the  consolidated   financial  statements  of  Whitman,  the  related  notes  to consolidated  financial  statements and Management's  Discussion and Analysis of
Financial  Condition and Results of Operations  included in Whitman's  Form 10-K for the year  ended  March 31,  2000 and the  condensed  consolidated  financial statements  and  the  related  notes  to the  condensed  consolidated  financial statements  included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical  matters  contained  herein,  statements  made in this report are forward-looking  and are made  pursuant  to the safe  harbor  provisions  of the
Securities  Litigation Reform Act of 1995. Such statements may include,  but are not limited to,  projections of revenues,  income, and cash flows, and Whitman's financing  needs and plans for future  operations.  Investors are cautioned that forward-looking  statements involve risks and uncertainties,  including, but not limited to, regulatory,  licensing and accreditation risks inherent in operating
proprietary   postsecondary   educational   institutions,   risks   relating  to
unanticipated  attrition  or  reductions  in  student  enrollment,   risks  that
marketing efforts may not achieve anticipated  results,  risks that new programs may not be implemented  on a timely basis or be successful,  which may cause our actual  results,  performance  or  achievements  to differ  materially  from the forward-looking  statements  made in the report or  otherwise  made by or on our behalf.  Other  factors  that may  affect  our future  results  include  certain economic,  competitive,  governmental and other factors discussed in our filings with the  Securities and Exchange  Commission.  We assume no  responsibility  to update forward-looking statements made herein or otherwise.

RESULTS OF OPERATIONS

     The  following  table sets  forth the  percentage  relationship  of certain statement of operations data to net revenues for the periods indicated:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    DECEMBER 31,              DECEMBER 31,
                                ---------------------     ----------------------
                                  2000        1999          2000          1999
                                --------    ---------     --------      --------
Net revenues...............      100.0%     100.0%       100.0%       100.0%
                                --------    ---------     --------      --------
Costs and expenses:
  Instructional and
   educational support.....       64.1        62.6          67.4          68.0
  Selling and promotional..       16.4        16.9          18.4          16.1
  General and
    administrative.........       14.2        14.8          15.1          16.1
                                --------    ---------     --------      --------
Total costs and expenses...       94.7        94.3         100.9         100.2
                                --------    ---------     --------      --------
Income (loss) from
 operations................        5.3         5.7          (0.9)         (0.2)
Other (income) and
 expenses:
  Interest expense.........        1.6         1.4           1.5           1.5
  Interest income..........       (0.4)       (0.4)         (0.4)         (0.4)
                                --------    ---------     --------      --------
Income (loss) before income
  tax provision (benefit)
  and cumulative effect
  of change in accounting
  principle................        4.1         4.7          (2.0)         (1.3)
Income tax provision
 (benefit).................        1.6         1.9          (0.8)         (0.5)
                                --------    ---------     --------      --------
Income (loss) before
 cumulative effect of
 change in accounting
 principle.................        2.5         2.8          (1.2)         (0.8)
Cumulative effect of
 change in accounting
 principle, net of tax.....         -           -           (0.9)            -
                                --------    ---------     --------      --------
Net income (loss)..........        2.5%       2.8%        (2.1)%        (0.8)%
                                ========    =========     ========      ========

RESULTS OF OPERATIONS - (CONTINUED)

       THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS
                          ENDED DECEMBER 31, 1999

     Net revenues  increased  by $0.6  million or 2.9% to $20.9  million for the three  months ended  December  31, 2000 from $20.3  million for the three months ended  December 31, 1999.  This increase was primarily due to a 0.7% increase in average student enrollment and an increase in tuition rates.

     The  University  Degree  Division  experienced  an 8.8% increase in average student enrollment and the Associate Degree Division experienced a 3.4% decrease in  average  student  enrollment.  The  increase  in student  enrollment  in the
University Degree Division was primarily due to increased enrollment at Colorado
Technical University's Sioux Falls campus and in Colorado Technical University's information  technology  programs.  The  decrease in student  enrollment  in the
Associate  Degree  Division was primarily due to a decrease in enrollment in the healthcare programs at Sanford-Brown College.

     Instructional and educational  support increased by $0.7 million or 5.4% to
$13.4  million for the three months ended  December 31, 2000 from $12.7  million for the three months ended  December 31, 1999.  As a percentage of net revenues, instructional and educational  support expenses increased to 64.1% for the three months  ended  December 31, 2000 as compared to 62.6% for the three months ended
December  31,  1999.  The  increase in  instructional  and  educational  support expenses  was  primarily  due to an increase of $0.6  million in the  University
Degree Division.  The increase in instructional and educational support expenses in the University  Degree Division was primarily due to increases in payroll and related  benefits  for  faculty  and student  support  personnel  to support the increase in  enrollment  and an increase in expenses  related to the start up of
Colorado Technical University's online program.

     Selling and promotional  expenses  remained  consistent at $3.4 million for the three months ended  December 31, 2000 and December 31, 1999. As a percentage of net revenues,  selling and  promotional  expenses  decreased to 16.4% for the three months ended  December 31, 2000, as compared to 16.9% for the three months ended December 31, 1999.

     General and administrative expenses remained consistent at $3.0 million for the three months ended  December 31, 2000 and December 31, 1999. As a percentage of net revenues,  general and administrative expenses decreased to 14.2% for the three months  ended  December 31, 2000 as compared to 14.8% for the three months ended December 31, 1999.

     Income from  operations  remained  consistent at $1.1 million for the three months ended December 31, 2000 and December 31, 1999.

     We  reported  net income of $0.5  million  and $0.6  million  for the three months ended December 31, 2000 and 1999, respectively.

RESULTS OF OPERATIONS - (CONTINUED)

        NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS
                          ENDED DECEMBER 31, 1999

     Net revenues  increased  by $1.6  million or 2.8% to $58.3  million for the nine months ended December 31, 2000 from $56.7 million for the nine months ended
December 31, 1999.  Excluding Huron  University,  which was sold in August 2000, net revenues  increased  by $3.1  million or 5.5% to $58.3  million for the nine months  ended  December  31, 2000 from $55.2  million for the nine months  ended
December 31, 1999. This increase was primarily due to a 3.0% increase in average student enrollment.

     Excluding Huron University,  the University  Degree Division  experienced a
5.2% increase in average  student  enrollment and the Associate  Degree Division experienced  a 1.9%  increase in average  student  enrollment.  The  increase in student  enrollment  in the  University  Degree  Division was  primarily  due to increased  enrollment at Colorado Technical  University's Sioux Falls campus and in Colorado Technical University's information technology programs. The increase in average student enrollment in the Associate Degree Division was primarily due to  increased  enrollments  in the  medical  assisting  and  health  information specialist programs offered by the Ultrasound Diagnostic Schools.

     Instructional and educational  support increased by $0.7 million or 1.8% to
$39.3 million for the nine months ended December 31, 2000 from $38.6 million for the nine months  ended  December  31, 1999.  As a  percentage  of net  revenues, instructional and educational  support expenses  decreased to 67.4% for the nine months  ended  December  31, 2000 as compared to 68.0% for the nine months ended
December 31, 1999.  Excluding Huron  University,  instructional  and educational support expenses increased by $2.9 million or 7.9% to $39.3 million for the nine months  ended  December  31, 2000 from $36.4  million for the nine months  ended
December 31, 1999. Excluding Huron University,  as a percentage of net revenues, instructional and educational  support expenses  increased to 67.4% for the nine months  ended  December  31, 2000 as compared to 65.9% for the nine months ended
December  31, 1999.  This  increase in  instructional  and  educational  support expenses  was  primarily  due to an increase of $1.7  million in the  University
Degree Division and $1.2 million in the Associate Degree Division.  The increase in  instructional  and  educational  support  expenses in the University  Degree
Division was  primarily  due to  increases  in payroll and related  benefits for faculty and student support  personnel to support the increase in enrollment and an  increase  in  expenses  related  to  the  start  up  of  Colorado  Technical
University's  online  program.  The increase in  instructional  and  educational support  expenses in the  Associate  Degree  Division  was  primarily  due to an increase in payroll and  related  benefits  for faculty and staff to support the increase in  enrollment  and an increase in  occupancy  expenses  related to the expansion of facilities.

     Selling and  promotional  expenses  increased  by $1.6  million or 18.1% to
$10.7 million for the nine months ended  December 31, 2000 from $9.1 million for the nine months  ended  December  31, 1999.  As a  percentage  of net  revenues, selling and  promotional  expenses  increased to 18.4% for the nine months ended
December  31, 2000 as compared to 16.1% for the nine months  ended  December 31,
1999. Excluding Huron University,  selling and promotional expenses increased by
$1.9 million or 21.7% to $10.7  million for the nine months  ended  December 31,
2000 from $8.8  million for the nine months ended  December 31, 1999.  Excluding
Huron  University,  as a percentage  of net  revenues,  selling and  promotional expenses  increased  to 18.4% for the nine  months  ended  December  31, 2000 as compared to 16.0% for the nine months ended December 31, 1999.  This increase in selling and promotional expenses was primarily due to an increase in advertising expenses resulting from marketing efforts directed at increasing enrollment.

RESULTS OF OPERATIONS - (CONTINUED)

     General and  administrative  expenses  decreased by $0.3 million or 3.4% to
$8.8 million for the nine months  ended  December 31, 2000 from $9.1 million for the nine months  ended  December  31, 1999.  As a  percentage  of net  revenues, general and administrative expenses decreased to 15.1% for the nine months ended
December  31, 2000 as compared to 16.1% for the nine months  ended  December 31,
1999. Excluding Huron University,  general and administrative expenses decreased by $0.3 or 3.1% to $8.8 million for the nine months ended December 31, 2000 from
$9.1  million for the nine months  ended  December  31,  1999.  Excluding  Huron
University, as a percentage of net revenues, general and administrative expenses decreased  to 15.1% for the nine months  ended  December 31, 2000 as compared to
16.4% for the nine months ended  December 31, 1999.  The decrease in general and administrative  expenses  was  primarily  due to a reduction  in  administrative payroll expenses and consulting fees in the University Degree Division.

     We reported losses from operations of $0.5 million and $0.1 million for the nine months ended  December  31, 2000 and 1999,  respectively.  Excluding  Huron
University,  income from  operations  decreased  by $1.4  million to a loss from operations  of $0.5  million  for the nine  months  ended  December  31, 2000 as compared to income from  operations  of $0.9  million for the nine months  ended
December  31,  1999.  This  decrease in  profitability  was  primarily  due to a decrease in income  from  operations  of $1.0  million in the  Associate  Degree
Division due to an increase in selling and promotional  expenses as a percentage of net revenues from 17.4% for the nine months ended  December 31, 1999 to 20.0%
for  the  nine  months  ended  December  31,  2000.  Additionally,  income  from operations in the University Degree Division decreased by $0.6 million due to an increase in  instructional  and educational  support expenses as a percentage of net revenues from 65.2% for the nine months ended December 31, 1999 to 71.9% for the nine months ended December 31, 2000.

     We reported net losses of $1.2 million and $0.5 million for the nine months ended  December  31, 2000 and 1999,  respectively.  The increase in net loss was primarily due to the  implementation  of SEC Staff  Accounting  Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million.

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

     The operating results of Huron  University,  which was sold in August 1999, were significantly  affected by seasonality.  As a more traditional  university,
Huron University  experienced a significant  decline in revenues during the late spring and summer.  The decline in revenues combined with a relatively  constant level of  operating  expenses  resulted in  operating  losses of $1.0 million at
Huron University for the nine months ended December 31, 1999. Due to the sale of
Huron  University,  our operating results were not affected by the operations of
Huron  University  for the three and nine months ended December 31, 2000 and the three months ended December 31, 1999.

RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2000 and March 31, 2000 were $2.6
million  and  $6.1  million,   respectively.  The  decrease  in  cash  and  cash
equivalents was primarily due to the net repayment of debt of $2.2 million,  the settlement  payment of the class action lawsuit of $1.2 million and the purchase of capital  expenditures  of $1.5  million.  Our working  capital  totaled  $6.3 million at December 31, 2000 and $8.2 million at March 31, 2000.

     Net cash of $0.2 million was provided by operating  activities for the nine months ended December 31, 2000 compared to net cash of $2.7 million  provided by operating  activities  for the nine months ended December 31, 1999. The decrease of $2.5  million  was  primarily  due to a decrease in accrued  expenses  and an increase in net losses of $0.8 million.

     Net  cash  of $1.5  million  and  $2.1  million  were  used  for  investing activities for the nine months ended  December 31, 2000 and 1999,  respectively.
The decrease of $0.6 million was primarily  due to cash used for the  investment in Huron  University for the nine months ended December 31, 1999.  This decrease was partially offset by an increase in cash used for capital expenditures.

     Net cash of $2.2  million  was used in  financing  activities  for the nine months ended  December  31,  2000,  compared to net cash of $2.9 million used in financing  activities  for the nine months ended December 31, 1999. The decrease in cash used in  financing  activities  was due to a decrease of $0.8 million in net payments on long-term borrowings.

     We have an $8.5 million line of credit which expires on September 30, 2002.
At December 31, 2000,  we had $6.7 million  outstanding  under this facility and letters of credit outstanding of $0.2 million which reduced the amount available for  borrowing.  The amounts  borrowed  under this  facility for the nine months ended December 31, 2000 were primarily used for operations, capital expenditures and repayment of debt.

     On November 5, 1999 our Board of Directors  authorized the repurchase of up to $1.0 million of our common stock.  The repurchases  will be made from time to time in the  open  market  or  through  privately  negotiated  transactions.  We anticipate  that the  repurchase  of  shares  will be funded  through  cash from operations.  During  the  three  months  ended  December  31,  2000,  we did not repurchase  any shares of our common  stock and  during  the nine  months  ended
December  31,  2000,  we  repurchased  90,000  shares  of our  common  stock for approximately  $128,000.  Since the inception of the repurchase program, we have
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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27     Financial Data Schedule

        (b)    Reports on Form 8-K

     No  reports on Form 8-K were filed by  Whitman  during  the  quarter  ended
December 31, 2000.

                                SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                          WHITMAN EDUCATION GROUP, INC.
                                  (Registrant)

                         By: /s/ Fernando L.Fernandez
                         Fernando L. Fernandez
                         Vice President - Finance, Chief Financial Officer
                         and Treasurer

Date:   February 7, 2001

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                             FINANCIAL DATA SCHEDULE

     Period Type.................................................. 9 Months
     Fiscal Year-End.........................................March 31, 2001
     Period-End...........................................December 31, 2000
     Cash.........................................................2,563,577
     Securities...........................................................0
     Receivables.................................................32,036,706
     Allowances...................................................6,742,467
     Inventory....................................................1,540,849
     Current Assets..............................................34,954,852
     PPE.........................................................28,921,062
     Accumulated Depreciation....................................17,741,393
     Total Assets................................................58,781,348
     Current Liabilities.........................................28,664,000
     Bonds................................................................0
     Preferred - Mandatory................................................0
     Preferred............................................................0
     Common......................................................22,009,408
     Other Shareholders' Equity..................................(2,030,615)
     Total Liability and  Equity.................................58,781,348
     Sales.......................................................58,278,904
     Total  Revenues.............................................58,278,904
     CGS.........................................................39,263,572
     Total Costs.................................................50,000,626
     Other Expenses.......................................................0
     Loss  Provision......................................................0
     Interest  Expense (Net)........................................611,760
     Loss  Pretax................................................(1,137,512)
     Income Tax (Benefit)..........................................(453,185)
     Loss Continuing .....................................................0
     Discontinued.........................................................0
     Extraordinary........................................................0
     Changes.......................................................(563,971)
     Net Loss....................................................(1,248,298)
     EPS Basic........................................................(0.09)
     EPS Diluted......................................................(0.09)