Form 10-K
period 2001-03-31
WHITMAN EDUCATION GROUP INC
filed 2001-06-15
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001          Commission file number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

      State of Florida                                  22-2246554
-------------------------------         ----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

4400 Biscayne Boulevard, Miami, FL , 33137            (305) 575-6510
------------------------------------------     ---------------------------------
(Address of Principal Executive Offices)        (Registrant's Telephone Number,
                                                     Including Area Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

Title of Each Class                    Name of Each Exchange on Which Registered
Common Stock, No Par Value                      American Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 1, 2001, there were 13,644,631 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 2001 was approximately $23,937,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of our Definitive Proxy Statement for our 2001 Annual Meeting of Stockholders scheduled to be held in August 2001 are incorporated by reference into Part III of this Report.

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS
                                                                         PAGE
                                     PART I

Item 1.    Business.....................................................   3

Item 2.    Properties...................................................  20

Item 3.    Legal Proceedings............................................  21

Item 4.    Submission of Matters to a Vote of Security Holders..........  22
           Executive Officers of the Registrant.........................  22

                                     PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters..............................  23

Item 6.    Selected Financial Data......................................  24

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................  25

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk..................................................  31

Item 8.    Financial Statements and Supplementary Data..................  32

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................  32

                                    PART III

Item 10.   Directors and Executive Officers of the
           Registrant...................................................  32

Item 11.   Executive Compensation.......................................  32

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...............................................  32

Item 13.   Certain Relationships and Related Transactions...............  32

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..................................................  33

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

     o"We," "Us", "Our" or "Whitman" refers to Whitman Education Group, Inc. and its subsidiaries.

     o"Colorado Tech" refers to the three campuses of Colorado Technical University.

     o"Sanford-Brown" refers collectively to our five Sanford-Brown College campuses.

     o"UDS" refers collectively to the fifteen Ultrasound Diagnostic Schools.


GENERAL

     We are a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, we currently operate 23 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 8,000 students.

     We are organized into a University Degree Division and an Associate Degree Division through which we offer education programs. The University Degree Division primarily offers doctorate, master and bachelor degrees through Colorado Tech. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS.

     Our students are predominantly adults who commute to our schools and require limited ancillary student services. The students are seeking to acquire basic knowledge and skills necessary for entry-level employment in technical careers or to acquire new or additional skills to either change careers or advance in their current careers.

     The majority of our students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended, to pay for a substantial portion of their tuition. Accordingly, we are substantially dependent upon Title IV funds for the majority of our revenues and the loss of our ability to receive Title IV funds would have a material adverse effect on our business and results of operations.

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

     In December 1994, we acquired Sanford-Brown, a nationally-accredited college founded in 1868, which offers associate degree programs in business, computer technology and healthcare. With three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois, Sanford-Brown added approximately 1,500 students to our enrollment. Sanford-Brown, together with UDS, created a network of 20 schools offering both associate degrees and non-degree programs in information technology, healthcare and business. These 20 schools comprise our Associate Degree Division.

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

     Although the curricula was career-oriented at Huron University, there are fundamental differences in a campus serving working adults and a campus serving more traditional students. As a consequence of a strategic decision to focus our efforts on adult learners, in August 1999 we sold our Huron University campus in Huron, South Dakota to an investor group including members of the campus management team. As part of the sale, we agreed to guarantee $1.1 million of the indebtedness that the purchaser assumed in the transaction, and we retained a minority interest in the school. In addition, we extended a loan of $500,000 to the campus President to assist him in funding the transaction.

     On April 26, 2001, the investor group sold the school to a not-for-profit college. This transaction released us from any further obligations associated with the school, including our guarantee. In connection with the sale we recorded a one-time non-recurring non-cash charge of approximately $1.2 million, or $0.05 per diluted share, in the fiscal quarter ended March 31, 2001 relating to our minority interest in the campus. Our loan to the campus President remained outstanding following the sale and remains secured by a pledge of 80,000 shares of our common stock. The loan is due in August 2005 and is guaranteed by the not-for-profit college that acquired the campus. For terms of this transaction see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Divestiture of Huron University".

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


THE POSTSECONDARY EDUCATION MARKET

     The postsecondary education market in the United States is estimated to exceed $235 billion annually, with more than 14.9 million students enrolled in over 9,500 postsecondary institutions eligible to participate in Title IV federal aid programs. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 2.6 million students to over 17.5 million students by the year 2010. Further, of the Title IV financial aid eligible institutions, approximately 4,500 are for-profit, with approximately 675 of those offering associate degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall market.

     Additionally, we believe that the market for entry-level associate degrees is enhanced by the increasing number of new high school graduates, projected to increase from 2.9 million in 1999 to 3.1 million in 2009. Further, we believe the market for entry level associate's degree is also enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center for Education Statistics, this percentage increased from approximately 53% in 1983 to 63% in 1999. In addition, the number of adult learners is increasing. Adult learners represent a large group of postsecondary students that has grown significantly in recent years. Since 1970, the percentage of students over the age of 24 has risen from 28% of all postsecondary students to more than 41% or 5.9 million in 1998, according to the National Center for Education Statistics.

     Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, in the year 2000 it was projected, 85% of the jobs required education or training beyond high school. This shift is reflected by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1999, a full-time male worker with an associate degree earned an average of 34% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor degree earned an average of 74% more per year than a comparable worker with only a high school diploma.

BUSINESS STRATEGY

     We intend to capitalize on what we believe are favorable trends in the postsecondary education market by focusing on career-oriented education programs designed primarily for adult learners seeking to acquire basic knowledge and skills necessary for entry-level employment in new careers or advance in their current careers. Having established a broad base of educational content offered in a broad range of degree (associate, bachelor, master and doctorate) and non-degree programs, we believe we are well-positioned to focus our efforts on further internal growth.

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

     Also, in the short term, we are seeking to expand the geographic scope of our business by offering Colorado Tech's degree and professional certificate programs at the site of large employers. Currently, we offer employer on-site programs at four locations. In addition, in July 2000, Colorado Tech began offering internet delivered higher education courses. Initially, it will focus on masters level courses and professional certificate programs. Ultimately, Colorado Tech will seek to offer full on-line degree programs.

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

     The University Degree Division is currently comprised of Colorado Tech, a regionally-accredited institution. Students attending the three principal Colorado Tech campuses are typically working adults seeking to advance in their current careers. Colorado Tech offers various bachelor, master and doctorate degrees in information technology, business and management. We believe that flexible course structures, class schedules designed for the working adult, small class sizes and the use of state of the practice computer laboratories have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets and have established a successful, replicable model for growth and expansion into new markets.

     The Associate Degree Division focuses on the adult learner who desires to rapidly change careers or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford-Brown and UDS, which provide adult students with associate degrees and professional certificate programs primarily in the areas of healthcare, information technology and business. Sanford-Brown is a nationally-accredited institution that provides various associate degrees in computer technology, business, and various allied health fields and similar professional certificate programs. UDS is also nationally-accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology, medical assisting, health information specialist and surgical technology.

     For financial and other information relating to our two divisions see Note 15 to our Consolidated Financial Statements filed herewith.


EDUCATIONAL PROGRAMS

     We offer a range of career-oriented educational programs, substantially all of which are in the areas of information technology, healthcare and business. We offer various concentrations in these programs at the associate, bachelor, master and doctorate levels as well as the professional diploma and certificate levels. Our programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Each institution maintains curriculum action groups, comprised of faculty, campus program directors and corporate curriculum specialists, that periodically review and revise curricula as a result of feedback from students, local advisory boards comprised of professionals in career fields related to the programs and local employers.

Our educational programs are set forth below:

                           UNIVERSITY DEGREE DIVISION

                          Colorado Technical University
--------------------------------------------------------------------------------

DOCTORATE PROGRAMS                        ASSOCIATE DEGREE PROGRAMS
Computer Science                          E-Business
Management                                Information Technology
                                          Information Technology System Support
MASTER DEGREE PROGRAMS                    Electronic Technology
Computer Science                          Management Information Systems
Computer Engineering                      Business Management
Electrical Engineering                    Accounting
Management                                Medical Assisting
Business Administration                   Criminal Justice

                                          CERTIFICATE PROGRAMS
BACHELOR DEGREE PROGRAMS                  C++ Programming
Computer Engineering                      Computer Design
Computer Science                          Computer Systems Security
E-Business                                Computer Technology
Information Technology                    Digital Communications
Information Technology Management         Logistics Systems Management
Telecommunications Electronic Technology  MCSE Preparation
Electrical Engineering                    Object-Oriented Development
Electronic Engineering Technology         Professional Communication
Management                                Project Management
Criminal Justice                          Software Engineer
Accounting                                Total Quality Management
Finance                                   Visual Basic Applications
                                          Java Programming
                                          Oracle Application Developer
                                          Oracle Database Administrator
                                          Software Project Management
                                          Web Application Development
                                          Web-Based Business
                                               Management
                                          UNIX Programming and
                                               Administration

                            ASSOCIATE DEGREE DIVISION

                              Sanford-Brown College
--------------------------------------------------------------------------------
ASSOCIATE DEGREE PROGRAMS                PROFESSIONAL DIPLOMA PROGRAMS
Network Technology                       Network Technology
Computer Support Specialist              Computer Support Specialist
Computer Support Technician              Computer and Internet Programming
Computer Programming                     Network Administration
Computer and Internet Programming        Practical Nursing
Respiratory Therapy                      Medical Assistant
Radiography                              Accounting
Nursing                                  Office Technology
Medical Assistant
Accounting/Business Management           CERTIFICATE PROGRAM
Office Administration                    Network Specialist
Paralegal Studies
Network Administration
WEB Programming

                          Ultrasound Diagnostic School
--------------------------------------------------------------------------------
SPECIALIZED ASSOCIATE DEGREE PROGRAMS     PROFESSIONAL DIPLOMA PROGRAMS
(Florida campuses only)                   Diagnostic Medical Ultrasound
Diagnostic Medical Ultrasound             Non-Invasive Cardiovascular Technology
Non-Invasive Cardiovascular Technology    Medical Assistant
Health Information Specialist             Surgical Technology
                                          Health Information Specialist

     The following table provides information as of April 30, 2001 regarding the programs offered by each of our schools:

                                                             LENGTH OF
                              TYPE OF   NUMBER OF  NUMBER OF PROGRAM
          SCHOOL              PROGRAM   LOCATIONS  STUDENTS  (IN MONTHS1)
          ------              --------- ---------- --------  ------------
University Degree Division
--------------------------
Colorado Technical
  University                  Doctorate      2         51        36
                              Master         3        599     18-21
                              Bachelor       3      1,706        36
                              Associate      3        305        18
                              Non-Degree     3        310    Varies
                                                    ------
         School total                               2,971
                                                    ======

Associate Degree Division
-------------------------
Sanford-Brown College         Associate      4        557     14-21
                              Non-degree     5        715      8-14
                                                    -----
         School total                               1,272
                                                    =====

Ultrasound Diagnostic School
----------------------------
                              Non-degree    15      3,751      8-19
                              Specialized    3        344     12-19
                                Associate           -----
         School total                               4,095
                                                    =====
         Total                                      8,338
                                                    =====

     Tuition and fees for our programs vary depending on the nature of the program and the location of the school. Based on rates to be implemented during the current fiscal year, tuition and fees for the non-degree programs in the Associate Degree Division range from approximately $10,000 for the eight-month medical assistant program offered by UDS to approximately $23,000 for the longest associate degree programs offered by Sanford-Brown. At Colorado Tech, tuition and fees range from approximately $35,000 to $37,000 for the bachelor degree programs, $14,000 to $15,000 for the master's program and approximately $35,000 for the doctorate program.

     Academic schedules are designed to meet the needs of the adult student. UDS offers all of its programs during the day or evening and classes begin generally every five weeks. Sanford-Brown's programs begin quarterly and are offered both during the day and evening. Degree programs at Colorado Tech's Colorado Springs, Denver and Sioux Falls campuses are offered principally in the evening to accommodate  the  Colorado  Tech  student  who is  typically  a  working  adult.
---------------

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


STUDENT ADMISSIONS

     Each school employs several admissions representatives who interview and enroll students on-site and a variety of support personnel to assist students in the admissions process. Each of our schools has admission requirements designed to assess whether the entering students have the educational and work experience, personal circumstances and the ability necessary to complete their program of study. Admission requirements differ from program to program and school to school, but at a minimum, each applicant must be a high school graduate or possess the recognized equivalent credential, perform successfully on a personal interview, and in some cases, perform adequately on an entrance examination. The admissions process is monitored by a director of admissions in each location, and periodically reviewed for compliance by corporate personnel.


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


COMPETITION

     The postsecondary school industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of our schools has various competitors, which may include public and private colleges, other proprietary institutions and hospital based programs. As discussed above, Colorado Tech is exploring Internet-based courses and programs and is considering offering entire degree programs over the Internet. To the extent that Colorado Tech enters the market for Internet-based degree programs, it will become subject to competition from a larger group of educational institutions both public and private, including institutions out of the geographic areas in which Colorado Tech campuses are located with which Colorado Tech has not traditionally competed.

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

SUPERVISION AND REGULATION

     General. Each of our schools is subject to regulation by: (i) the state in which it operates; (ii) its accrediting body; and (iii) because they are certified to participate in federal financial aid programs ("Title IV Programs") authorized under the Higher Education Act of 1965, as amended, by the United States Department of Education. The loss of authorization to operate in states in which we currently operate, the withdrawal of accreditation from our schools, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect on our operations.

     State Authorization. Except for South Dakota which no longer regulates educational institutions, we are required to have authorization to operate in each state where we physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Generally, the addition of a program or the addition of a new location must be included in the school's accreditation and/or be approved by the appropriate state authorization agency. Our schools are currently authorized to operate in all states in which we have physical locations and such authorization is required. State authorization is required for an institution to become and remain eligible to participate in Title IV Programs.

     Accreditation. Accreditation is a non-governmental process through which an institution submits itself to qualitative review by an organization of peer institutions. There are three types of accrediting agencies: (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to geographic location; (ii) regional accrediting agencies, which accredit institutions on the basis of the institution's overall nature but are primarily limited to defined geographic areas; and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by institutions without regard to geographic location. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as validation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission. Accreditation can serve as the basis for the recognition and acceptance by employers, other higher education institutions and governmental entities of degrees and credits awarded by an institution.

     Pursuant to provisions of the Higher Education Act, the Department of Education relies on accrediting agencies and state licensing bodies to determine whether an institution's educational programs qualify it to participate in the Title IV Programs. The Higher Education Act requires each recognized accrediting agency to submit to a periodic review of its policies, procedures and practices by the Department of Education as a condition of its continued recognition. Accrediting agencies that meet the Department of Education standards are recognized as reliable arbiters of educational quality. As required under the Title IV Program rules, each of our schools is accredited by an accrediting agency recognized by the Department of Education.

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

     If an accrediting agency believes that an institution may be out of compliance with accrediting standards, it may place the institution on probation or a similar warning status or it may direct the institution to show cause why its accreditation should not be revoked. An accrediting agency may also place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in a specific area. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Each of our schools currently maintains institutional accreditation.

     Federal Financial Aid Programs. We derive a majority of our revenue from students who participate in Title IV Programs under the Higher Education Act. The potential loss of any of our school's eligibility to participate in these programs would have a material adverse effect on our operations.

     A brief description of the Title IV Programs in which we participate follows:

     Federal Pell Grant ("Pell"). Federal Pell Grants are a primary component of the Title IV Programs under which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit on the number of eligible students. For the 2000-2001 award year, Pell Grants range from $400 to $3,300 per year.

     Federal Supplemental Educational Opportunity Grant ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards for eligible students generally range in amount from $100 to $4,000 per year. The availability of FSEOG awards to a particular institution is limited by the amount of those funds allocated to the institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 1999-2000 award year, our required 25% institutional match was approximately $92,000.

     Federal Family Education Loan Program ("FFEL"). The FFEL program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Eligible students with financial need qualify for interest subsidies while in school and during grace periods. Eligible students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Our schools and their students use a number of lenders and guaranty agencies. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we can make no assurances in this regard. The Higher Education Act requires the establishment of lenders of last resort in every state to make certain loans to students at any school that can not otherwise identify lenders willing to make federally guaranteed loans to its students.

     Federal Perkins Loan Program ("Perkins"). Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the Department of Education. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to students currently enrolled. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program. During the 1999-2000 award year, its 25% institutional match was approximately $6,000.

     Federal Work Study ("FWS"). Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. During the 1999-2000 award year, our 25% institutional match was approximately $50,000.

     Federal Oversight of Title IV Programs. In order to participate in Title IV Programs, we must comply with standards set forth in the Higher Education Act and the regulations promulgated thereunder, including the demonstration of "financial responsibility" and the "administrative capability" to handle and disburse Title IV funds. Compliance with such standards is subject to periodic reviews by, among others, the Department of Education and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Title IV Programs are subject to disallowance and repayment if such reviews result in adverse findings and if such findings are sustained after an institution has exhausted its administrative and judicial appeals. We believe that our institutions are in substantial compliance with the Higher Education Act and the regulations. We cannot, however, predict with certainty how all of the Higher Education Act provisions and the regulations will be applied. As described below, a violation of the Title IV Program requirements could have a material adverse effect on our financial condition or results of operations. In addition, it is possible that the Higher Education Act and the regulations may be applied in a way that could hinder our operations or expansion plans.

     Eligibility and Certification Procedures. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued eligibility and certification to participate in the Title IV Programs at least every six years, when it undergoes a change of control, raises the highest academic credential it offers, or, under certain defined circumstances, if the institution opens an additional location offering 50% or more of an educational program. Each of our schools (other than Sanford-Brown which is provisionally certified as discussed below) is currently eligible and certified to participate in the Title IV programs.

     Provisional Certification. Under certain circumstances, an institution may be placed on provisional certification status for a period not to exceed three years. Provisional certification does not limit an institution's access to Title IV funds but differs from full certification in that a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school. In addition, a provisionally certified institution must seek approval before disbursing Title IV funds to students attending any newly established additional location that provides 50% or more of an educational program. The Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV
Programs. If an institution successfully participates in Title IV Programs during a period of provisional certification but fails to satisfy the full certification criteria, the Department of Education may renew the institution's provisional certification. Any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution will be required to reapply for continued eligibility. Sanford-Brown has recently received provisional certification effective through March 2004 as a result of a "merger" of the Sanford-Brown Colleges in Missouri and Illinois in which Sanford-Brown College in Illinois, formerly a freestanding institution, become an additional location of Sanford-Brown College in Missouri.

LEGISLATIVE ACTION

     Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. Accordingly, the statutory and regulatory provisions described herein are subject to change. The most recent reauthorization in 1998 reauthorized the Higher Education Act through September 30, 2004. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition.

     In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in the annual appropriation bills and in other laws it enacts between reauthorizations of the Higher Education Act. Because a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may also increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

     The 90/10 Rule. The Higher Education Act requires that an annual calculation be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible program funds. Under this rule, a proprietary school will be ineligible to participate in Title IV Programs if, under a modified cash basis of accounting, more than 90% of its revenues from its Title IV eligible programs for the prior fiscal year, were derived from Title IV Program funds. If one of our schools were to fail the 90/10 rule for a particular fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our schools violated the 90/10 rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution. For the fiscal year ended March 31, 2001, our schools met the 90/10 rule with percentages of revenues derived from Title IV Program funds ranging from 39% to 87%.

     Administrative Capability. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV Programs. The Department of Education has issued regulations that require each institution to satisfy a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in Title IV Programs or must be placed on provisional certification status as a condition of such continued participation. For the fiscal year ended March 31, 2001, our schools met all of the administrative capability requirements.

     Incentive Compensation. The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, or admission activities or in making decisions regarding the awarding of student financial assistance. The Department of Education has provided only limited guidance respecting compliance with this requirement. Our employees involved in student recruitment, admissions or financial aid receive a salary and participate in a profit-sharing bonus plan available to all employees. Based on written guidance from the Department of Education, we believe that our method of compensating these employees complies with the requirements of the Higher Education Act. The regulations do not, however, establish clear standards for compliance, and there can be no assurance that the Department of Education will interpret its regulations in the same manner as we have.

     Financial Responsibility. Each eligible institution participating in the Title IV Programs (except for state-owned institutions) must satisfy certain standards of financial responsibility. To be considered financially responsible under the regulations, an institution must, among other things, (i) have sufficient cash reserves to make required refunds; (ii) be current in its debt payments; (iii) be meeting all of its financial obligations; and (iv) achieve a "composite score" of at least 1.5 based on the institution's Equity, Primary Reserve and Net Income ratios, as calculated on the basis of the institution's annual audited financial statements. The Equity Ratio measures capital resources, ability to borrow and financial viability. The Primary Reserve Ratio measures an institution's ability to support current operations from expendable resources. The Net Income Ratio measures an institution's ability to operate profitability.

     Once these ratios are computed on the basis of an institution's annual audited financial statements, they are adjusted by strength factors, weighted and added to create the composite score which may range from negative one to three. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the Department of Education determines that an institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If such an institution's composite score is
1.0 or greater but less than 1.5, and the institution otherwise meets the requisite financial responsibility requirements, the institution may continue to participate in Title IV Programs as a financially responsible institution for a period of no more than three consecutive years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in Title IV Programs on this basis must participate in the Title IV Programs on the reimbursement or cash monitoring method of payment under which an institution must disburse its own funds to students before receiving Title IV Program funds and must provide the Department of Education with timely information with respect to certain matters and financial events. The Department of Education may also request from such institutions additional information about their current operations and/or future plans. In addition, if an institution is deemed not to be financially responsible because it has achieved a composite score of less than 1.5, the institution may establish financial responsibility by posting an irrevocable letter of credit in favor of the Department of Education in an amount equal to not less than one-half the Title IV Program funds received by students enrolled at such institution during the prior fiscal year.

     For purposes of these standards, Sanford-Brown and Colorado Tech have historically been evaluated as distinct entities, while the Department of Education has evaluated UDS on the basis of the financial performance of Whitman as a whole. However, the regulations allow the Department of Education to evaluate an institution based on its own financial condition or that of its corporate parent and there can be no assurance that the method by which the Department of Education evaluates our schools will not change in the future. Under these standards, our composite score on a consolidated basis (as historically applied to UDS) is 1.5, Colorado Tech's composite score is 2.9 and Sanford-Brown's composite score is 1.8.

     Even if an institution achieves a composite score of at least 1.5, however, it may be deemed to lack financial responsibility if (i) the institution's audit report contains an adverse, qualified or disclaimed opinion, (ii) the institution's participation in Title IV Programs has been limited, suspended or terminated in the past five years, (iii) in the past two years, as the result of a finding in its compliance audit or in a program review by the Department of Education, the institution was required to repay an amount greater than 5% of the funds the institution received under Title IV in the year covered by the audit or program review, (iv) the institution has failed in the past five years to timely submit compliance and financial statement audits, or (v) the institution failed to resolve satisfactorily any compliance problems identified in audit or program reviews. The institution may also be deemed to be not financially responsible if certain controlling persons owe, or are associated with another institution that owes, Title IV liabilities to the Department of Education.

     Another measure of financial responsibility is an institution's ability to make timely refunds to students and the Title IV programs. If as a result of an audit conducted by the Department of Education, Whitman's independent auditor, or a guaranty or state authorizing agency, there is a finding that one or more of our schools did not make timely refunds in either of its last two fiscal years, that school could be required to submit an irrevocable letter of credit to the Secretary, equal to 25 percent of the total amount of Title IV HEA program refunds the school made or should have made during its most recently completed fiscal year, in order to maintain financial responsibility. Based on this standard, in October 2000, we posted letters of credit amounting to $140,000 as a result of late refund findings with respect to fiscal 1999.

     Cohort Default Rates. The regulations require the calculation of a cohort default rate on FFEL loans received by current and former students who have attended our institutions. The cohort default rate measures the percentage of students who enter repayment on FFEL loans in a particular federal fiscal year and default before the end of the following federal fiscal year. If a school's official cohort default rate equals or exceeds 25% for each of its three most recent federal fiscal years for which data is available, it becomes ineligible to participate in the FFEL and Pell programs for the remainder of the year in which the Department of Education makes that determination and the subsequent two years. A school may also become ineligible to participate in all Title IV Programs if its official default rate exceeds 40% in any one fiscal year. Such actions may be appealed. A school's cohort default rate is published annually by the Department of Education. The most recent official cohort year published was for fiscal year 1998 (published in October 2000). UDS' official 1998 rates ranged from 7.4% to 9.5%; Sanford-Brown's official 1998 rates were 7.8% and 11.7% and Colorado Tech's official 1998 rate was 3.6%. All of our schools' preliminary 1999 default rates were below 25% with no preliminary rate exceeding 9.7%. The fiscal year 1998 cohort default rates for all of our schools average 7.9%; the average rate for all proprietary institutions in the United States for the same period was approximately 11.4%.

     In addition, as of October, 1999 an institution whose Perkins cohort default rate is 50% or greater for three consecutive federal award years will lose eligibility to participate in the Perkins program for the remainder of the federal fiscal year in which the Department of Education determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. Such action may be appealed. The Higher Education Act also imposes a penalty on institutions that have a default rate of 25% or above, by eliminating additional federal funds allocated annually to the institution for use in the Perkins program. Only Colorado Tech participates in the Perkins program, and the cohort default rate for that program is 11.4%.

     Change in Ownership Resulting in a Change in Control. A change of ownership which results in a change in control (as defined below) of Whitman or one or more of our institutions will trigger a review of the certification and eligibility of all (if Whitman changes ownership) or some of our schools to participate in Title IV Programs, and may cause all or some of our institutions to lose their eligibility pending recertification by the Department of Education. Such change in ownership and control could also require reauthorization to operate by individual states and trigger a review by each of our school's accrediting bodies. The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application for recertification. The Department of Education has implemented regulations that permit institutions to apply for such temporary provisional certification within ten days after a change of ownership and control.

     With regard to publicly held companies, the Department of Education has generally adopted the change of ownership and control standards used in reporting such events under federal securities laws. A change in control of Whitman which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would also require our schools to seek recertification from the Department of Education as outlined above. In addition, in accordance with Department of Education regulations effective July 1, 2001, a publicly held company participating in the Title IV Programs is deemed to experience a change in ownership and control when a person who is a controlling shareholder of the corporation ceases to be a controlling shareholder. The Department of Education defines a controlling shareholder to be a shareholder who holds or controls through agreement both (i) 25 percent or more of the total outstanding voting stock of the corporation and (ii) more shares of voting stock than any other shareholder. A controlling shareholder does not include a shareholder whose sole stock ownership is held (i) as a U.S. institution's investor as defined under securities laws, (ii) in mutual funds, (iii) through a profit-sharing plan in which all full-time permanent employees are included, or
(iv) through an Employee Stock Ownership Plan.

     According to Department of Education regulations, individual schools may be deemed to experience a change in control if: the institution is sold; there is a merger of one or more eligible institutions; the institution is divided into two or more institutions; the institution is permitted to transfer its liabilities to its parent corporation; assets comprising a substantial portion of the educational business of its institution are transferred; or the institution changes its status as a for-profit, nonprofit or public institution. A failure to obtain recertification subsequent to a change in ownership and control of Whitman would have a material adverse effect on our financial condition. A failure to obtain recertification subsequent to a change in ownership and control of an individual Whitman school would have a material adverse effect on that school's financial condition. Our acquisition of other institutions typically would result in a change of ownership resulting in a change of control of the acquired institution and not of Whitman or its existing schools. When a change in control does occur, the school's certification by the Department of Education following the change in control is provisional.

     Each accrediting body and state agency which authorizes us to operate our schools has different regulations regarding changes in control which could require re-authorization or re-accreditation. Our failure to obtain state re-authorization or re-accreditation of any of our schools subsequent to a change in control would have a material adverse effect on our financial condition and would threaten the school's eligibility to participate in the Title IV programs.

     Compliance Audits. Our institutions are subject to audits or program compliance reviews by various external agencies, including the Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the Department of Education or another regulatory agency were to determine that one of our institutions had improperly disbursed Title IV Program funds or had violated a provision of the Higher Education Act or the implementing regulations, the affected institution could be required to repay such funds to the Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. If the Department of Education viewed the violation as significant, the Department of Education could also transfer the institution from the advance system of receiving Title IV Program funds to the cash monitoring or reimbursement method of payment, under which a school must disburse its own funds to students and document students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us to other civil and criminal sanctions including a proceeding to impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in the Title IV Programs. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in Title IV programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution's total receipts derived from Title IV Programs. The Department of Education may also initiate an emergency action to temporarily suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

     An institution may appeal any such action initiated by the Department with the exception of an action placing an institution on reimbursement, although, as described above, a provisionally certified institution has more limited appeal rights. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. If the Department of Education terminates the eligibility of an institution to participate in Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in Title IV Programs due to a violation of the 90/10 rule may not apply to resume participation in Title IV Programs for at least one year. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on our financial condition. A termination of our eligibility to participate in Title IV Programs would have a material adverse effect on our financial condition.

     There is no proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in the Title IV Programs.

     Expansion of Programs and Locations. Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupations as any educational programs that have previously been designated as eligible programs at that institution, and the program meets certain minimum length requirements.

     An institution must notify the Department of Education of any location at which it provides 50% or more of an academic program and may be required to file an application seeking eligibility for such a location. Under Department of Education regulations effective July 1, 2001, an institution must apply for approval for any new additional location at which the institution offers 50% or more of an education program if: 1) the institution is provisionally certified;
2) the institution receives Title IV Program funds under the reimbursement or cash monitoring payment method; 3) the institution acquires the assets of another Title IV participating institution that provided educational programs at that location; 4) the institution would be subject to loss of eligibility based on its cohort default rates (as described above); or 5) the Secretary of Education previously notified the institution that it must apply for approval of an additional location. Under this standard, only Sanford Brown College would be required under regulation to seek approval for a new additional location at which the College provides 50% or more of an education program.

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


EMPLOYEES

     At March 31, 2001, we had 671 full-time and 445 part-time employees of whom 510 were faculty and 519 were administrative personnel at the various schools. The remaining employees were employed by us at our administrative offices.

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

     Forward-looking statements contained in this Report may relate to: (i) our future operating plans and strategies; (ii) the growth of the postsecondary education market due to (a) the increasing number of high school graduates and adult learners and (b) because of the focus placed on postsecondary education, the continuing shift from non-skilled to skilled workers; (iii) the expansion of our business through the addition of new curricula or new locations, or by acquisitions; (iv) our anticipated need for and our ability to fund capital expenditures associated with the relocation and upgrade of facilities in fiscal 2002; (v) the Department of Education's enforcement or interpretation of existing regulations affecting our operations; (vi) the seasonality of our results of operations; and (vii) the sufficiency of our working capital, financings, including our ability to increase our borrowing if necessary, and cash flow from operating activities for our future operating and capital requirements.

     We wish to caution you that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2001, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) the effect of, and our ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and our eligibility to participate in, student financial aid programs; (iii) our ability to assess and meet the educational needs and demands of our customers and employers; (iv) the effect of competitive pressures from other educational institutions; (v) our ability to execute our growth strategy and manage planned internal growth; (vi) our ability to locate, obtain and finance favorable school sites, negotiate acceptable lease terms, and hire and train employees; (vii) the effect of economic conditions in the postsecondary education industry and in the economy generally including changes and fluctuations in interest rates; (viii) our ability to adapt to technological and other developments, including Internet-based curricula; (ix) the role of the Department of Education's, Congress' and the public's perception of for-profit education as it relates to changes in the Higher Education Act and regulations promulgated thereunder; (x) the effects of changes in taxation and other government regulations.

ITEM 2.    PROPERTIES.

     We lease all of our administrative and campus facilities. We, along with our Associate Degree Division, maintain headquarters in Miami, Florida, where combined we lease approximately 13,750 square feet of office space. Sanford-Brown also has limited administrative facilities at its Fenton campus. Colorado Tech maintains its administrative offices at its campus in Colorado Springs, Colorado.

Our schools are operated from the following leased premises:

                                                           Size of facility
  Location of School                   School              (in square feet)
  ------------------                   ------              ----------------

  Colorado Springs, Colorado          Colorado Tech            80,000
  Sioux Falls, South Dakota           Colorado Tech            21,064
  Denver, Colorado                    Colorado Tech            18,298
  North Kansas City, Missouri         Sanford-Brown            38,500
  Fenton, Missouri                    Sanford-Brown            25,200
  Hazelwood, Missouri                 Sanford-Brown            24,500
  St. Charles, Missouri               Sanford-Brown            14,650
  Granite City, Illinois              Sanford-Brown            12,253
  New York, New York                       UDS                 14,500
  Carle Place, New York                    UDS                 15,478
  Iselin, New Jersey                       UDS                 15,490
  Atlanta, Georgia                         UDS                 11,469
  Bellaire, Texas                          UDS                 15,395
  Tampa, Florida                           UDS                 14,412
  Dallas, Texas                            UDS                 15,235
  Trevose, Pennsylvania                    UDS                 10,204
  Elmsford, New York                       UDS                 10,034
  Jacksonville, Florida                    UDS                 15,800
  Springfield, Massachusetts               UDS                 12,819
  Pittsburgh, Pennsylvania                 UDS                  6,238
  Fort Lauderdale, Florida                 UDS                 11,800
  Independence, Ohio                       UDS                 11,282
  Landover, Maryland                       UDS                  7,703

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

ITEM 3.   LEGAL PROCEEDINGS.

     We are subject to litigation and claims in the ordinary course of business, including the following:

     In May 2000, Whitman (in conjunction with its insurance carriers) reached an agreement in principle to settle the previously reported case style Cullen, et. al v. Whitman Education Group, Inc., et. al., in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 98-CV-4076). On October 6, 2000, the Court approved the settlement, which took effect 30 days later, after the period for any appeal had expired. The settlement agreement covers students who attended Whitman's Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. As a result of the settlement, Whitman recorded a one-time, after-tax charge of approximately $930,000, or $0.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, Whitman entered into a settlement to resolve litigation in a satisfactory business manner, to avoid disruption of Whitman's business, and to allow Whitman to pursue its mission of providing quality education to its enrolled students.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as our executive officers as of March 31, 2001. Officers serve at the discretion of our Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

     Richard C. Pfenniger, Jr. Mr. Pfenniger, age 45, has been our Chief Executive Officer and Vice Chairman since 1997 and a director since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation from 1994 to 1997. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice.


     Randy S. Proto. Mr. Proto, age 43, has been our President since 1994. In 1997, Mr. Proto also assumed the duties of Chief Operating Officer. For seven years prior thereto, Mr. Proto was Chief Executive Officer and had ownership interests in 11 proprietary schools in four states. For eight years prior thereto, Mr. Proto was employed by Computer Processing Institute. Among the positions he held at that institution were Vice President and School Director, Director of Admissions and Marketing, Director of Finance and Financial Aid, Director of Placement and Director of Education.


     Fernando L. Fernandez. Mr. Fernandez, age 40, has served as our Vice President--Finance, Chief Financial Officer, Secretary and Treasurer since 1996. Prior to joining us, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for Coopers & Lybrand in Miami.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded on the American Stock Exchange under the symbol "WIX". The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                      2001
                         ---------------------------------
                              High               Low
                         ---------------- ----------------
Quarter Ended 6/30/00       $    2.38         $   1.13
Quarter Ended 9/30/00            2.50             1.19
Quarter Ended 12/31/00           3.13             1.00
Quarter Ended 3/31/01            3.26             1.94


                                      2000
                         ---------------------------------
                               High               Low
                         ---------------- ----------------
Quarter Ended 6/30/99      $    6.13          $  3.75
Quarter Ended 9/30/99           6.13             2.50
Quarter Ended 12/31/99          3.25             1.63
Quarter Ended 3/31/00           2.63             1.50

     As of the close of business on June 1, 2001, there were approximately 285 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Item 6.   Selected Financial Data.

                                           Year Ended March 31,
                                 -------------------------------------------
                                   2001      2000     1999    1998     1997
                                 --------  -------- --------  ----    ------
                                 (In thousands, except per share data) (1) (2)
Operating Data
Net revenues.................    $79,629   $77,611  $73,977   $60,306 $46,993
Income (loss) from
 operations..................        576       (26)   4,195       784 (3,245)
Net (loss) income............     (1,422)     (502)   3,042       143 (4,363)
Diluted net (loss) income per
 share ......................      (0.11)    (0.04)     .22      0.01  (0.38)
Dividends....................       None      None     None      None    None

Balance Sheet Data
Total assets.................    $62,037   $62,526  $62,580   $53,821 $48,017
Long-term debt, and capitalized
     lease obligations, less
     current portion.........     11,128    11,119   12,022    14,350  11,109
Stockholders' equity.........     20,544    21,285   21,625    17,833  16,107
--------------------

     (1) Figures reflect the acquisition of Huron University on December 30, 1996 which was accounted for as a purchase, the sale of Huron University in August 1999 and the disposition of our minority interest in Huron University in April 2001.

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

     Revenues consist primarily of tuition and fees paid by students. The majority of students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of our revenues are indirectly derived from Title IV Programs.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                    Year Ended March 31,
                                       -----------------------------------------
                                           2001          2000          1999
                                       -------------  ------------  ------------
Net revenues                              100.0 %       100.0 %       100.0 %
                                       -------------  ------------  ------------
Costs and expenses:
 Instructional and educational
  support............................      66.1          66.4          65.4
 Selling and promotional.............      18.0          15.9          13.2
 General and administrative..........      15.2          15.7          15.7
 Legal settlement....................         -           2.0             -
                                       -------------  ------------  ------------
Total costs and expenses.............      99.3         100.0          94.3
                                       -------------  ------------  ------------
Income from operations...............       0.7             -           5.7

Other (income) expenses:
 Interest expense....................       1.4           1.5           1.9
 Interest income.....................      (0.4)         (0.4)         (0.4)
 Realization of loss on Huron
  investment.........................       1.5             -             -
                                       -------------  ------------  ------------
(Loss) income before income tax
  (benefit) provision and cumulative
  effect of change in accounting
  principle..........................      (1.8)         (1.1)          4.2
Income tax (benefit) provision.......      (0.7)         (0.4)          0.1
                                       -------------  ------------  ------------
(Loss) income before cumulative
  effect of change in accounting
  principle..........................      (1.1)         (0.7)          4.1

Cumulative effect of change in
  accounting principle, net of
  tax................................      (0.7)            -             -
                                         -----------  ------------  ------------
Net (loss) income....................      (1.8)%        (0.7)%         4.1 %
                                       =============  ============  ============


       Year ended March 31, 2001 compared to the year ended March 31, 2000

     Net revenues increased by $2.0 million or 2.6% to $79.6 million for the year ended March 31, 2001 from $77.6 million for the year ended March 31, 2000. Excluding Huron University, which was sold in August 1999, net revenues increased by $3.5 million or 4.5% to $79.6 million for the year ended March 31, 2001 from $76.2 million for the year ended March 31, 2000. This increase was primarily due to a 2.3% increase in average student enrollment and an increase in tuition rates.

     Excluding Huron University, the University Degree Division experienced a 7.2% increase in average student enrollment. Average student enrollment in the Associate Degree Division remained relatively unchanged. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Tech's Sioux Falls campus and in Colorado Tech's information technology programs.

     Instructional and educational support expenses increased by $1.1 million or 2.1% to $52.7 million for the year ended March 31, 2001 from $51.6 million for the year ended March 31, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 66.1% for the year ended March 31, 2001 as compared to 66.4% for the year ended March 31, 2000. Excluding Huron University, instructional and educational support expenses increased by $3.3 million or 6.6% to $52.7 million for the year ended March 31, 2001 from $49.4 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 66.1% for the year ended March 31, 2001 as compared to 64.8% for the year ended March 31, 2000. This increase in instructional and educational support expenses was primarily due to an increase of $2.2 million in the University Degree Division and $1.0 million in the Associate Degree Division. The increase in instructional and educational support expenses in the University Degree Division was primarily due to increases in payroll and related benefits for faculty and student support personnel to support the increase in enrollments and an increase in expenses related to the start up of Colorado Tech's online program. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel at UDS to support an increase in enrollment.

     Selling and promotional expenses increased by $2.0 million or 16.2% to $14.3 million for the year ended March 31, 2001 from $12.3 million for the year ended March 31, 2000. As a percentage of net revenues, selling and promotional expenses increased to 18.0% for the year ended March 31, 2001 as compared to 15.9% for the year ended March 31, 2000. Excluding Huron University, selling and promotional expenses increased by $2.3 million or 18.9% to $14.3 million for the year ended March 31, 2001 from $12.0 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, selling and promotional expenses increased to 18.0% for the year ended March 31, 2001 as compared to 15.8% for the year ended March 31, 2000. This increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division resulting from our marketing efforts directed at increasing enrollment.

     General and administrative expenses decreased by $0.1 million or 1.1% to $12.1 million for the year ended March 31, 2001 from $12.2 million for the year ended March 31, 2000. As a percentage of net revenues, general and administrative expenses decreased to 15.2% for the year ended March 31, 2001 as compared to 15.7% for the year ended March 31, 2000. Excluding Huron University, general and administrative expenses decreased by $0.1 million or 0.9% to $12.1 million for the year ended March 31, 2001 from $12.2 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, general and administrative expenses decreased to 15.2% for the year ended March 31, 2001 as compared to 16.0% for the year ended March 31, 2000. The decrease in general and administrative expenses was primarily due to a reduction in administrative payroll expenses and consulting fees in the University Degree Division. The decrease in these expenses was partially offset by an increase in bad debt expense. Bad debt expense was negatively impacted by the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation results in an increase in the student's obligation to the school from which they have withdrawn that will not be paid by federal student financial aid funds.

     We reported income from operations of $0.6 million for the year ended March 31, 2001 as compared to a loss from operations of $26,333 for the year ended March 31, 2000. Excluding Huron University, income from operations decreased by $0.4 million to $0.6 million for the year ended March 31, 2001 from $1.0 million for the year ended March 31, 2000. This decrease in profitability was primarily due to a decrease in income from operations of $0.5 million in the University Degree Division due to an increase in expenses related to the start up of Colorado Tech's online program.

     On April 26, 2001, Huron University was sold to a not-for-profit college by the investor group that acquired it from us. Colorado Tech recorded a one-time non-recurring non-cash charge of approximately $1.2 million or $0.05 per diluted share in the fiscal quarter ended March 31, 2001 relating to the sale of its minority ownership of Huron University. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Divestiture of Huron University."

     We reported net losses of $1.4 million and $0.5 million for the years ended March 31, 2001 and 2000, respectively. The increase in net loss was primarily due to the loss of $0.7 million, after taxes realized in fiscal 2001 in connection with the sale of our minority ownership of Huron University and the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million. These losses were partially offset by operating losses of $1.0 million sustained at Huron University in fiscal 2000 prior to the divestiture of this campus in August 1999.

         Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

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

     Excluding Huron University, the University Degree Division experienced a 9.2% increase in average student enrollment and the Associate Degree Division experienced a 7.7% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollments in the medical assisting programs offered by the
Ultrasound Diagnostic Schools. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Tech's Sioux Falls campus and in Colorado Tech's information technology programs.

     Instructional and educational support expenses increased by $3.2 million or 6.5% to $51.6 million for the year ended March 31, 2000 from $48.4 million for the year ended March 31, 1999. As a percentage of net revenues, instructional and educational support expenses increased to 66.4% for the year ended March 31, 2000 as compared to 65.4% for the year ended March 31, 1999. Excluding Huron University, instructional and educational support expenses increased by $6.1 million or 14.2% to $49.4 million for the year ended March 31, 2000 from $43.3 million for the year ended March 31, 1999. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 64.8% for the year ended March 31, 2000 as compared to 61.4% for the year ended March 31, 1999. This increase in instructional and educational support expenses was primarily due to an increase of $6.7 million in the Associate Degree Division. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment and the offering of the new Health Information Specialist program at certain UDS campuses, and increases in occupancy and depreciation expenses in the Associate Degree Division related to the expansion of facilities and the upgrade of equipment.

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

     Legal settlement costs of $1.6 million were incurred in fiscal 2000 in connection with the settlement of the lawsuit filed against UDS.

     We reported a loss from operations of $26,000 for the year ended March 31, 2000 as compared to operating income of $4.2 million for the year ended March 31, 1999. Excluding Huron University, income from operations decreased by $5.7 million to $1.0 million for the year ended March 31, 2000 from $6.7 million for the year ended March 31, 1999.

     We reported a net loss of $0.5 million and net income of $3.0 million for the years ended March 31, 2000 and 1999, respectively. The decrease in net income was primarily due to a decrease in pre-tax profits of $6.8 million in the Associate Degree Division, which was partially offset by an increase in pre-tax profits of $2.9 million in the University Degree Division. The decrease in profitability in the Associate Degree Division was primarily due to an increase in instructional and educational support expenses to support the anticipated increase in student enrollment and the offering of a new program, an increase in selling and promotional expenses, and legal settlement costs of $1.6 million incurred in fiscal 2000. Due to a shortfall in anticipated new student enrollments for the year ended March 31, 2000, the revenues generated in the Associate Degree Division did not offset the increase in operating expenses. The increase in profitability in the University Degree Division was due to an increase of $1.3 million in operating profits at the three Colorado Tech campuses, net of related general and administrative expenses, resulting from increased enrollment with the primary increase at the Sioux Falls campus. Also, operating losses sustained at Huron University decreased by $1.5 million due to the divestiture of this campus in August 1999. Huron University sustained operating losses of $1.0 million and $2.5 million for the years ended March 31, 2000 and March 31, 1999, respectively.

DIVESTITURE OF HURON UNIVERSITY

     In 1999, we sold the Huron, South Dakota, campus of Huron University to a group of investors, including members of the campus management team. In connection with the transaction, we contributed the operating assets of the school, certain of its liabilities and $550,000 in cash to the purchaser and agreed to guarantee a portion of the assumed liabilities. We also retained a minority interest in the school. We extended a loan of $500,000 to the campus President to assist him in funding the transaction.

     The terms of the transaction were established through an arm's length negotiation, and we recorded no gain or loss. We recorded our minority investment in the school at a cost of approximately $1.2 million, which then approximated fair value. We recorded the investment under the cost method due to our inability to exercise significant influence over the operating and financial policies of the purchaser.

     On April 26, 2001, the investor group sold the school to a not-for-profit college. This transaction released us from any further obligations associated with the school, including our guarantee. We did not receive any proceeds from this transaction, and recorded a one-time non-recurring non-cash charge of approximately $1.2 million or $0.05 per diluted share, in the fiscal quarter ended March 31, 2001 relating to our minority ownership of the school.

     Our loan of $500,000 to the campus President remained outstanding after the sale. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of our common stock owned by the campus President. The not-for-profit college that purchased the school has also agreed to guarantee this loan.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2001, 2000 and 1999 were $5.9 million, $6.1 million and $4.3 million, respectively. Our working capital totaled $8.5 million at March 31, 2001, $8.2 million at March 31, 2000 and $8.4 million at March 31, 1999.

     Net cash of $2.5 million was provided by operating activities in fiscal 2001, a decrease of $4.1 million from fiscal 2000 and $4.0 million from fiscal 1999. The decrease in cash provided by operating activities of $4.1 million in fiscal 2001 from fiscal 2000 was primarily due to a decrease in accrued expenses. The decrease in cash provided by operating activities of $4.0 million in fiscal 2001 from fiscal 1999 was primarily due to a decrease in net profits of $4.5 million.

     Net cash of $2.0 million was used for investing activities in fiscal 2001, a decrease of $0.4 million from fiscal 2000 and $66,000 from fiscal 1999. The decrease in fiscal 2001 from fiscal 2000 was primarily due to our investment of $1.2 million in Huron University in fiscal 2000 which was partially offset by an increase of $0.7 million in cash used for capital expenditures.

     We estimate that the capital expenditures expected to be incurred during fiscal 2002 will approximate $2.4 million. These anticipated capital expenditures primarily relate to the costs associated with the acquisition and upgrade of equipment for the schools and the relocation and upgrade of campus facilities. Funds required to finance such capital expenditures are expected to be obtained from additional capital lease obligations and from funds generated from operations.

     Net cash of $0.7 million was used in financing activities in fiscal 2001, a decrease in cash used of $1.7 million from fiscal year 2000 and $2.9 million from fiscal 1999. The decrease in cash used in financing activities in fiscal 2001 from fiscal 2000 and fiscal 1999 was due to a decrease in the repayment of debt.

     In March 2001, our $8.5 million credit facility was restructured into a $2.0 million line of credit and a $6.5 million capital expenditure term note. The $2.0 million line of credit is scheduled to mature on June 30, 2002. At March 31, 2001, we had $1.8 million outstanding under the line of credit and letters of credit outstanding of $0.2 million which reduced the amount available for borrowing. The amounts borrowed under this facility in fiscal 2001 were primarily used for operations. The $6.5 million term note is payable in monthly installments through April 2006. The amounts borrowed under this facility were used for capital expenditures in the current and prior years.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. The repurchases will be made from time to time in the open market or through privately negotiated transactions. We anticipate that the repurchase of shares will be funded through cash from operations. In fiscal 2001, we repurchased 90,000 shares of our common stock for approximately $128,000. Since the inception of the repurchase program, we have repurchased 285,100 shares of our common stock for approximately $498,000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 85%, 81% and 39% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that given our working capital, our cash flow from operations, our line of credit and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 2000, we implemented SAB 101 and changed the method by which we recognize revenue for laboratory and registration fees charged to a student. In fiscal 2001, we began recognizing revenue for these fees ratably over the life of an education program. Previously, we recognized laboratory and registration fees as revenue at the beginning of our academic term or year, as applicable. We recorded the cumulative effect of the change in accounting of approximately $564,000, net of taxes, in the first quarter of fiscal 2001.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk related to our variable-rate line of credit and capital expenditure term note as described in Note 7 of the Notes to Consolidated Financial Statements.

     At March 31, 2001, our variable rate long-term debt had a carrying value of $8.3 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would not have a material adverse affect on our results of operations and financial condition.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

     The information concerning directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders scheduled for August 2001. The information concerning executive officers required by Item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.


ITEM 11.   EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders scheduled for August 2001.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders scheduled for August 2001.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders scheduled for August 2001.

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

         (a)(3)   Exhibits

 Exhibit
 Number  Description                    Method of Filing
-------  ------------                   ----------------
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

 10.1    Registration Rights            Incorporated   by  reference  to  our
         Agreement dated as of          Report  on Form  8-K  dated  April 6,
         April 6, 1992                  1992.

 10.2    Amended and Restated 1986      Incorporated   by  reference  to  our
         Directors and Consultants      Registration  Statement  on Form  S-8
         Stock Option Plan              filed September 9, 1992.

 10.3    1992 Incentive Stock           Incorporated   by  reference  to  our
         Option Plan                    Proxy   Statement   for  the   Annual
                                        Meeting  of   Shareholders   held  on
                                        November 19, 1992.

 10.4    Whitman Education Group,       Incorporated   by  reference  to  our
         Inc. 1996 Stock Option         Form 10-Q for the quarter  ended June
         Plan, as amended               30, 1997.

 10.5    Form of  Security              Incorporated   by  reference  to  our
         Agreement,  dated May 20,      Report  on Form  10-K  for  the  year
         1999,   by   each   of         ended March 31, 1999.
         Colorado   Technical
         University,  Inc., MDJB,
         Inc., Sanford-Brown
         College,   Inc.  and
         Ultrasound Technical
         Services,  Inc.in  favor
         of Merrill Lynch Business
         Financial Services, Inc.


 10.6    Form  of  Unconditional        Incorporated   by  reference  to  our
         Guaranty,  dated  May 20,      Report  on Form  10-K  for  the  year
         1999 by each  of Colorado      ended March 31, 1999.
         Technical University, Inc.
         MDJB, Inc., Sanford-Brown
         College, Inc.and Ultrasound
         Technical Services,  Inc.
         in favor of Merrill Lynch
         Business Financial
         Services, Inc.

 10.7    WCMA Loan and  Security        Incorporated   by  reference  to  our
         Agreement dated May 20,        Report  on Form  10-K  for  the  year
         1999,  by  and  between        ended March 31, 1999.
         Merrill  Lynch  Business
         Financial Services, Inc.
         and Whitman Education
         Group, Inc.

 10.8    Term Loan and Security         Filed herewith.
         Agreement dated March 21,
         2001,  by  and  between
         Merrill  Lynch
         Business   Financial
         Services,   Inc.   and
         Whitman Education Group, Inc.

 10.9    Collateral  Installment        Filed herewith.
         Note dated March 21, 2001,
         by and between  Merrill
         Lynch  Business Financial
         Services, Inc. and Whitman
         Education Group, Inc.

 10.10   Form of Unconditional          Filed herewith.
         Guaranty, dated March
         21,  2001  by  each  of
         Colorado   Technical
         University,   Inc.,  CTU
         Corporation  (f/k/a
         MDJB, Inc.), Sanford-Brown
         College, Inc. and Ultrasound
         Technical Services, Inc.
         in favor of Merrill Lynch
         Business Financial
         Services, Inc.

 10.11   Form of Security Agreement     Filed herewith.
         dated March 21, 2001  by
         each of Colorado Technical
         University, Inc.,  CTU
         Corporation  (f/k/a
         MDJB, Inc.), Sanford-Brown
         College, Inc. and Ultrasound
         Technical Services,  Inc.
         in favor of Merrill Lynch
         Business    Financial
         Services, Inc.

 21      Subsidiaries                   Incorporated   by  reference  to  our
                                        Report  on Form  10-K  for  the  year
                                        ended March 31, 1996.

 23.1    Consent of Ernst & Young       Filed herewith.
         LLP
-----------------------

* Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

(b) We filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WHITMAN EDUCATION GROUP, INC.
                              By:    /s/ FERNANDO L. FERNANDEZ
                              -------------------------------------
                              Fernando L. Fernandez
                              Vice President - Finance, Chief Financial Officer, Secretary and Treasurer
Dated:   June 13, 2001
         --------------

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signatures                         Title                         Date

 /s/ PHILLIP FROST, M.D.          Chairman of the Board            June 13, 2001
-------------------------------                                    -------------
     Phillip Frost, M.D.

/s/ RICHARD C. PFENNIGER, JR.     Vice  Chairman of the Board      June 13, 2001
-------------------------------   and  Chief Executive Officer     -------------
     Richard C. Pfenniger, Jr.    (Principal Executive Officer

/s/ FERNANDO L. FERNANDEZ         Vice President, Chief            June 13, 2001
-------------------------------   Financial Officer, Secretary     -------------
     Fernando L. Fernandez        and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)

/s/ JACK R. BORSTING, Ph.D.       Vice Chairman of the Board       June 13, 2001
-------------------------------                                    -------------
     Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT               Director                         June 13, 2001
-------------------------------                                    -------------
     Peter S. Knight

/s/ LOIS F. LIPSETT, Ph.D.        Director                         June 13, 2001
-------------------------------                                    -------------
     Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO, Ph.D.      Director                         June 13, 2001
-------------------------------                                    -------------
     Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE, Ph.D.        Director                         June 13, 2001
-------------------------------                                    -------------
     Percy A. Pierre, Ph.D.

/s/ NEIL FLANZRAICH               Director                         June 13, 2001
-------------------------------                                    -------------
     Neil Flanzraich

/s/ A. MARVIN  STRAIT, C.P.A.     Director                         June 13, 2001
-------------------------------                                    -------------
      A. Marvin Strait, C.P.A.

                    Whitman Education Group, Inc. And Subsidiaries
                        Consolidated Financial Statements
                                 March 31, 2001


                                    CONTENTS
                                                                     Page

Report of Independent Certified Public Accountants................   F- 2
Consolidated Balance Sheets.......................................   F- 3
Consolidated Statements of Operations.............................   F- 4
Consolidated Statements of Changes in Stockholders' Equity........   F- 5
Consolidated Statements of Cash Flows.............................   F- 6
Notes to Consolidated Financial Statements........................   F- 8


                               -F 1 -

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Whitman Education Group, Inc.

     We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition for certain fees effective April 1, 2000.


                                         /s/______________
                                         ERNST & YOUNG LLP
Miami, Florida
May 29, 2001

                                    - F 2 -

                 Whitman Education Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         March 31,
                                             ----------------------------------
                                                  2001                2000
                                             --------------    ----------------
Assets
Current assets:
   Cash and cash equivalents................ $ 5,892,779         $ 6,056,738
   Accounts receivable, net.................  26,134,128          26,198,803
   Inventories..............................   1,516,439           1,409,449
   Deferred tax assets, net.................   3,742,038           2,800,968
   Other current assets.....................   1,551,714           1,830,882
                                             --------------    ----------------
      Total current assets..................  38,837,098          38,296,840
Property and equipment, net.................  11,727,583          11,284,404
Deposits and other assets, net of
   accumulated amortization
   of $1,514,825 in 2001 and
   $1,491,815 in 2000.......................   2,165,024           3,351,370
Goodwill, net...............................   9,306,922           9,593,841
                                             --------------    ----------------
      Total assets.......................... $62,036,627         $62,526,455
                                             ==============    ================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable......................... $ 2,356,996         $ 1,345,738
   Accrued expenses.........................   3,106,146           5,731,883
   Current portion of capitalized lease
      obligations...........................   1,859,195           1,454,792
   Current portion of capital expenditure
      note payable..........................     541,667                   -
   Deferred tuition revenue.................  22,500,137          21,589,823
                                             --------------    ----------------
      Total current liabilities.............  30,364,141          30,122,236
Capitalized lease obligations...............   3,379,826           3,561,818
Capital expenditure note payable............   5,958,333                   -
Line of credit..............................   1,789,897           7,557,447
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value; authorized
      100,000,000 shares; issued and
      outstanding 13,642,472 shares in
      2001 and 13,412,455 shares in 2000....  22,748,613          22,067,271
   Additional paid-in capital...............     674,173             674,173
   Accumulated deficit......................  (2,878,356)         (1,456,490)
                                             --------------    ----------------
      Total stockholders' equity............  20,544,430          21,284,954
                                             --------------    ----------------
      Total liabilities and stockholders'
        equity.............................. $62,036,627         $62,526,455
                                             ==============    ================

                 See accompanying notes to financial statements.
                                    - F 3 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                               Year Ended March 31,
                                  ---------------------------------------------
                                      2001            2000            1999
                                  -------------   ------------    -------------
Net revenues....................  $79,629,315     $77,611,312     $73,977,362

Costs and expenses:
 Instructional and educational
   support......................   52,670,430      51,567,309      48,402,227
 Selling and promotional........   14,312,141      12,314,109       9,780,727
 General and administrative.....   12,070,282      12,206,227      11,599,583
 Legal settlement...............            -       1,550,000               -
                                  -------------   ------------    -------------
Total costs and expenses........   79,052,853      77,637,645      69,782,537
                                  -------------   ------------    -------------
Income (loss) from operations...      576,462         (26,333)      4,194,825

Other (income) and expenses:
 Interest expense...............    1,142,886       1,128,876       1,381,564
 Interest income................     (334,983)       (320,508)       (281,081)
 Realization of loss on Huron
   investment...................    1,164,613               -               -
 Realization of gain on
   marketable securities........            -               -         (43,489)
                                  -------------   ------------    ------------

(Loss) income before income tax
   (benefit)provision and
   cumulative effect of change
   in accounting principle......   (1,396,054)       (834,701)      3,137,831
Income tax (benefit) provision..     (538,159)       (332,545)         96,187
                                  -------------   -------------   ------------

(Loss) income before cumulative
   effect of change in accounting
   principle....................     (857,895)       (502,156)      3,041,644
Cumulative effect of change in
   accounting principle, net of
   tax benefit of $375,981......     (563,971)              -               -
                                  -------------   ------------    -----------
Net (loss) income...............  $(1,421,866)    $  (502,156)    $ 3,041,644
                                  =============   ============    ============
Basic (loss) income per share:
(Loss) income before cumulative
   effect of change
   in accounting principle......  $     (0.07)    $     (0.04)    $      0.23
Cumulative effect of change in
   accounting principle, net of
   tax..........................        (0.04)              -               -
                                  -------------   ------------    ------------
Net (loss) income...............  $     (0.11)    $     (0.04)    $      0.23
                                  =============   ============    ============
Diluted (loss) income per share:
(Loss)  income before cumulative
   effect of change in accounting
   principle....................  $     (0.07)    $     (0.04)    $      0.22

Cumulative effect of change in
   accounting principle, net of
   tax..........................        (0.04)              -               -
                                  -------------   ------------    ------------
Net (loss) income...............  $     (0.11)    $     (0.04)    $      0.22
                                  =============   ============    ============

Weighted average common shares
   outstanding:
   Basic........................    13,370,030     13,392,696      13,246,796
                                  =============   ============    =============
   Diluted......................    13,370,030     13,392,696      13,829,714
                                  =============   ============    =============

                 See accompanying notes to financial statements.
                                     - F 4 -

           Consolidated Statements of Changes in Stockholders' Equity
                    Years Ended March 31, 2001, 2000 and 1999
                                                            Accumulated
                                       Addition-            Other
               Common                  al       Accumu-     Comprehensive
               Shares      Common      Paid-In  lated       (Loss)
               Outstanding Stock       Capital  Deficit     Income    Total
Balance at     ----------- ----------- -------- ----------  ------    -----
 March 31,1998 13,193,582  $21,183,554 $671,536 $(3,995,978)$(25,958)$17,833,154
Shares issued
 in connection
 with exercise
 of options....   115,450      336,328        -           -       -     336,328
Shares issued
 in connection
 with stock
 purchase plan.     31,107     112,596        -           -       -     112,596
Shares issued
 in connection
 with 401(k)
 employee match.    83,073     275,068        -           -       -     275,068
Comprehensive
 income:
Realization of
 gain on
 non-current
 marketable
 securities....          -          -         -           -  25,958      25,958
Net income.....          -          -         -   3,041,644       -   3,041,644
                                                                     -----------
Comprehensive
 income........                                                       3,067,602
Balance at      ----------- ---------- --------- ---------- -------- -----------
 March 31, 1999 13,423,212  21,907,546  671,536    (954,334)      -  21,624,748
Repurchase of
 treasury
 shares........   (195,100)  (370,406)        -           -       -    (370,406)
Shares issued
 in connection
 with exercise
 of options....      5,000     19,375     2,637           -       -      22,012
Shares issued
 in connection
 with stock
 purchase plan.     31,625    104,530         -           -       -     104,530
Shares issued
 in connection
 with 401(k)
 employee match.   147,718    406,226         -           -       -     406,226
Comprehensive
 loss:
 Net loss......         -           -         -    (502,156)      -    (502,156)
                                                                     -----------
Comprehensive
 loss..........                                                        (502,156)
Balance at      ----------- ---------- --------- ----------- --------  ---------
 March 31, 2000 13,412,455  22,067,271   674,173  (1,456,490)     -  21,284,954
Repurchase of
 treasury
 shares........    (90,000)   (127,935)        -           -      -    (127,935)
Shares issued
 in connection
 with exercise
 of options....    150,000     418,875         -           -      -     418,875
Shares issued
 in connection
 with stock
 purchase plan      55,865      89,436         -           -      -      89,436
Shares issued
 in connection
 with 401 (k)
 employee match    114,152     300,966         -           -      -     300,966
Comprehensive
 loss:
 Net loss......          -           -         -  (1,421,866)     -  (1,421,866)
                                                                     ----------
 Comprehensive
 loss..........                                                      (1,421,866)
Balance at     ----------  ----------- -------- ------------ ------ ------------
March 31, 2001 13,642,472  $22,748,613 $674,173 $(2,878,356) $    - $20,544,430
               =========== =========== ======== ============ ====== ===========
                See accompanying notes to financial statements.
                                     - F 5 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                              Year Ended March 31,
                                 -----------------------------------------------
                                   2001             2000                1999
                               --------------   -------------     --------------
Cash flows from
 operating activities:
Net (loss) income............  $  (1,421,866)   $   (502,156)   $   3,041,644
Adjustments to reconcile net
 (loss) income to net cash
 provided by operating
 activities:
   Depreciation and
    amortization.............      3,872,444       4,323,135        3,958,553
   Bad debt expense..........      3,984,551       3,427,524        3,481,822
   Deferred tax benefit......       (941,070)       (238,263)      (1,091,662)
   Realization of loss
    on Huron investment......      1,164,613               -                -
 Changes in operating assets
   and liabilities:
    Accounts receivable......     (3,919,876)     (3,011,711)      (9,227,394)
    Inventories..............       (106,990)        (67,668)         163,640
    Other current assets.....        269,199        (444,007)        (390,410)
    Deposits and other assets         21,733        (495,412)        (573,680)
    Accounts payable.........      1,011,258        (157,546)         674,434
    Accrued expenses.........     (2,324,771)      2,907,971        1,209,219
    Income taxes payable.....              -        (898,664)         791,531
    Deferred tuition revenue.        910,314       2,264,331        4,609,764
    Other liabilities........              -        (474,842)        (134,866)
                               --------------   -------------   --------------
Net cash provided by operating
    activities...............      2,519,539       6,632,692        6,512,595
                               --------------   -------------   --------------
Cash flows from investing
 activities:
Purchase of property and
 equipment...................     (1,964,273)     (1,236,511)      (2,318,677)
Investment in Huron
 University..................              -      (1,164,613)               -
Proceeds from sale of
 marketable securities.......              -               -          288,458
                               --------------   -------------   --------------
Net cash used in investing
activities...................     (1,964,273)     (2,401,124)      (2,030,219)
                               --------------   -------------   --------------

Cash flows from financing
 activities:
Proceeds from line of credit
  and long-term debt.........     28,382,490      39,000,577       34,787,943
Principal payments on line of
  credit, long-term debt,
  capital lease obligations
  and other liabilities......    (29,482,091)    (41,198,653)     (38,680,451)
Principal payments on
 short-term notes payable....              -               -         (156,018)
Repurchase of treasury shares       (127,935)       (370,406)               -
Proceeds from purchases in
 stock purchase plan, and
 exercise of options.........        508,311         126,542          448,924
                               --------------   -------------   --------------
Net cash used in financing
 activities..................       (719,225)     (2,441,940)      (3,599,602)
                               --------------   -------------   --------------
(Decrease) increase in cash
 and cash equivalents........       (163,959)      1,789,628          882,774
Cash and cash equivalents at
 beginning of year...........      6,056,738       4,267,110        3,384,336
                               --------------   -------------   --------------
Cash and cash equivalents at
 end of year.................  $   5,892,779    $  6,056,738    $   4,267,110
                               ==============   =============   ==============
Continued on the following page.
                                    - F 6 -

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                        Year Ended March 31,
                               ----------------------------------------------
                                  2001             2000             1999
                               -----------    -------------     -------------
Supplemental
 disclosures of
 noncash financing
 and investment activities:

Equipment acquired under
 capital leases..............  $ 2,054,462    $  1,749,303      $  2,140,364
                               ===========    =============     =============
Value of stock issued for
 401(k) employee match.......  $   300,966    $    406,226      $    275,068
                               ===========    =============     =============

Supplemental disclosures of
 cash flow information:
Interest paid................  $ 1,142,885    $  1,128,876      $  1,276,533
                               ===========    =============     =============
Income taxes paid............  $    22,783    $  1,494,433      $    422,852
                               ===========    =============     =============



                 See accompanying notes to financial statements.
                                    - F 7 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     The primary business of Whitman Education Group, Inc. and its Subsidiaries ("Whitman" or the "Company") is the operation of degree and non-degree granting proprietary schools devoted to career training primarily in the medical, technical, and business fields. Whitman's operations are conducted through its three wholly-owned subsidiaries: Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and CTU Corporation, the parent corporation of Colorado Technical University, Inc. ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV"), to pay for a substantial portion of their tuition.

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

REVENUES, ACCOUNTS RECEIVABLE AND DEFERRED TUITION REVENUE

     Upon enrollment, Whitman bills the student for the full contract amount of the course, the academic year, or the academic term, as applicable, resulting in the recording of an account receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded generally on a pro rata basis.

     Accounts receivable balances are reviewed no less than quarterly for the purpose of determining appropriate levels of allowance for doubtful accounts. The Company establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to certain student accounts receivable categories based on historical bad debt experience. The Company charges-off accounts receivable balances deemed to be uncollectible usually after they have been sent to a collection agency and returned uncollected.


                                      - F 8 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

     All charge-offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written-off accounts receivable recorded as increases to the allowance for doubtful accounts.

     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with accounting principles generally accepted in the United States of America. In order to conform with SAB 101, however, Whitman changed the method by which it recognizes revenue for laboratory and registration fees charged to a student. Previously, laboratory and registration fees were recognized as revenue at the beginning of an academic term or year, as applicable. As of April 1, 2000, Whitman began recognizing revenue for these fees ratably over the life of an education program and recorded a cumulative effect of a change in accounting principle of approximately $564,000, net of taxes of approximately $376,000. The effect of the change for the year ended March 31, 2001 was to decrease the loss before the cumulative effect of a change in accounting principle by approximately $43,000. Pro forma net (loss) income and net (loss) income per share amounts, for the years ended March 31, 2000 and 1999, had the new accounting principle been applied retroactively, are $(483,000) and $2,961,000 and $(0.04) and $0.22,
respectively.

     For the three months ended June 30, 2000, September 30, 2000 and December 31, 2000, the Company recognized approximately $614,000, $223,000 and $103,000, respectively, in revenue that was included in the cumulative effect adjustment as of April 1, 2000. The effect of recognizing that revenue in the first and second quarter was to decrease the net loss by approximately $369,000 and $134,000, respectively, and to increase net income in the third quarter by approximately $61,000 (all net of taxes).

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


                                    - F 9 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - (CONTINUED)

GOODWILL

     Whitman amortizes the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. The realizability of goodwill and other intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing businesses. The analyses involve significant management judgment to evaluate the capacity of an acquired business to perform within projections. As of March 31, 2001 and 2000, accumulated goodwill amortization was approximately $1,508,000 and $1,220,000, respectively.


IMPAIRMENT OF LONG-LIVED ASSETS

     Whitman accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets ("SFAS 121"). " SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, Whitman does not believe that any impairment indicators are present.

(LOSS) INCOME  PER COMMON SHARE

     Basic (loss) income before cumulative effect of change in accounting principle, cumulative effect of change in accounting principle, net of tax and net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) income before cumulative effect of change in accounting principle, cumulative effect of change in accounting principle, net of tax and net (loss) income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

ADVERTISING

     Whitman expenses advertising costs as incurred. Advertising expense, which is included in selling and promotional expenses, amounted to approximately $8,274,000, $6,862,000, and $4,499,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

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


                                      - F 10 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION

     Whitman has elected, in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to account for its stock plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of Whitman's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Stock options granted to non-employees have been accounted for in accordance with SFAS 123, and Emerging Issues Task Force Bulletin 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Accordingly, compensation expense is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. For the years ended March 31, 2001, 2000 and 1999, no compensation expense was incurred.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

     Whitman complies with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Whitman's available-for-sale securities, to be included in "other comprehensive income." For the years ended March 31, 2001, 2000 and 1999, total comprehensive
(loss) income was $(1,421,866), $(502,156) and $3,067,602, respectively.

                                    - F 11 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which will be adopted by Whitman for fiscal year 2002. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because Whitman does not use derivatives, management believes that the adoption of SFAS 133 will not have any effect on the earnings or financial position of the Company.

SEGMENT REPORTING

     Whitman complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation. These changes had no effect on previously reported net (loss) income.

2.       DIVESTITURE OF HURON UNIVERSITY

     In August 1999, CTU completed the divestiture of its Huron University campus ("Huron") in Huron, South Dakota to a newly formed entity ("Newco") capitalized by several investors and members of Huron's existing management. In connection with the transaction, CTU contributed the operating assets of Huron and $550,000 to Newco, and Newco issued to CTU units of limited liability company membership interests and assumed certain liabilities of Huron. The liabilities assumed by Newco included the principal balance due of $1.1 million under a loan agreement. The loan was guaranteed by Whitman, which had a first priority security interest in certain assets of Newco, and had a maturity date of July 2005.

     Under the terms of the transaction, the units of limited liability company membership interests equaled 19.9% of the total outstanding limited liability company membership interests in Newco. CTU's units included a liquidation preference right and the same voting privileges as all other units sold by Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would have represented approximately 4% of the total outstanding limited company membership interests in Newco upon exercise. The warrant had a term of five years and had an exercise price of $10,000 per unit. The investment in Newco was recorded at a cost of approximately $1.2 million, which then approximated fair value. No gain or loss was recorded on the transaction. The effective date of the transaction for accounting, tax, and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation.

                                       - F 12 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     CTU's remaining investment in Huron was accounted for under the cost method due to CTU's inability to exercise significant influence over the operating and financial policies of Newco. CTU's inability to exercise significant influence over the operating and financial policies of Newco was based on its limited ownership of only 19.9% of the voting interests of Newco and other facts and circumstances related to its investment in Newco. For instance, Whitman had no representation on the board of managers of Newco, no participation in Newco's policymaking processes, no technological dependency and no support of Newco's administrative or accounting services. Additionally, the president of Newco owned 52% of the voting interests of Newco and as the manager of Newco, had the authority to act on its behalf without consent from other members.

     During the year ended March 31, 2001, Newco had a net loss of approximately $1,884,000.

     The following unaudited pro forma information excludes the results of operations of Huron University for the fiscal year ended March 31, 2000 as if Whitman's sale of Huron University to Newco had occurred at April 1, 1999. This pro forma information does not purport to be indicative of the results that actually would have occurred if the disposition had been effective on the dates indicated.

     Net revenues................................     $76,172,000
     Net income..................................     $   157,000
     Basic and diluted net income per share......     $       .01

     On April 26, 2001, a not-for-profit college acquired the assets and assumed certain liabilities of Newco. This transaction released Whitman from any further obligations associated with Huron, including its guarantee of the $1.1 million loan assumed by Newco. Because Whitman did not receive any proceeds from this transaction, CTU recorded a one-time non-recurring non-cash charge of approximately $1,165,000, or $0.05 per diluted share, in the fiscal quarter ended March 31, 2001 relating to its minority ownership of Newco.

     In connection with the divestiture of Huron, Whitman provided a loan of $500,000 to the president of Huron for the purpose of investing such funds in Newco. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of Whitman common stock owned by the president of Huron. The not-for-profit college that acquired Newco has also agreed to guarantee this loan.



                                      - F 13 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.       FINANCIAL AID PROGRAMS

     Approximately 71% of Whitman's net revenues were received from students who participated in government sponsored financial aid programs under Title IV. These programs are subject to program review by the Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the Department of Education. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 2001.

4.       ACCOUNTS RECEIVABLE

     A summary of activity for the allowance for doubtful accounts is as follows:

                                                Year Ended March 31,
                               --------------------------------------------
                                  2001            2000           1999
                               -------------  -------------   -------------
Balance at beginning
 of year...................    $ 5,672,824    $  5,593,888    $  4,208,777
Charged to expense.........      3,984,551       3,427,524       3,481,822
Accounts charged-off
 during the year,
 net of recoveries.........     (2,888,687)     (3,348,588)     (2,096,711)
                               -------------  -------------   -------------
Balance at end of year.....    $ 6,768,688     $  5,672,824   $  5,593,888
                               =============  =============   =============

5.     PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                               Estimate             March 31,
                               Useful Lives  -----------------------------------
                               (In Years)          2001              2000
                                -------      ---------------   ----------------

Equipment...................      2-5        $   15,903,699    $    14,372,129
Leasehold improvements......     1-10             5,633,959          5,747,105
Furniture and fixtures......     7-10             3,771,365          3,461,439
Other.......................       5              4,223,431          2,916,994
                                             ---------------   ----------------
                                                 29,532,454         26,497,667
Less accumulated
 depreciation and
 amortization...............                    (17,804,871)       (15,213,263)
                                             ---------------   ----------------
                                             $   11,727,583    $    11,284,404
                                             ===============   ================

                                     - F 14 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   INCOME TAXES

     The components of the income tax (benefit) provision are as follows:

                                            Year ended March 31,
                                ------------------------------------------
                                    2001           2000          1999
                                --------------- -----------  -------------

Current....................     $   26,930      $  (94,282)  $ 1,187,849
Deferred...................       (941,070)       (238,263)   (1,091,662)
                                --------------- -----------  -------------
Total income tax (benefit)
  provision ................    $ (914,140)     $ (332,545)  $    96,187
                                =============== ===========  =============



     The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:


                                               Year ended March 31,
                                      -----------------------------------
                                        2001        2000         1999
                                      ---------  ----------  ------------

Statutory tax rate...............      (34.0)%     (34.0)%      34.0%
State income taxes, net..........       (1.9)       (5.7)        5.7
Permanent differences............       (1.5)        6.6         0.8
Change in valuation allowance....          -        (5.9)      (36.8)
Other, net.......................       (1.7)       (0.9)       (0.6)
                                      ---------  ----------  ------------

Effective tax rate...............      (39.1)%     (39.9)%       3.1%
                                      =========  ==========  ============


                                      - F 15 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.          INCOME TAXES - (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Whitman's net deferred income taxes are as follows:

                                                             March 31,
                                               -------------------------------
                                                    2001             2000
                                               ---------------  --------------
Deferred tax assets:
 Accrued expenses............................  $    270,000     $    933,000
 Reserves and allowances.....................     2,278,000        1,864,000
 Unrealized depreciation in investments......       438,000                -
 Deferred income.............................        87,000                -
 Tax credits.................................       420,000          118,000
 Net operating loss carry forwards...........       732,000          195,000
 Capital loss carryfowards...................       231,000          231,000
 Other (net).................................             -            6,000
                                               ---------------  --------------
Total deferred tax assets....................     4,456,000        3,347,000
                                               ---------------  --------------

Deferred tax liabilities:
 Prepaid expenses and other..................      (112,000)         (71,000)
 Depreciation and amortization...............      (602,000)        (475,000)
                                               ---------------  --------------
Total deferred tax liabilities...............      (714,000)        (546,000)
                                               ---------------  --------------
Total deferred tax assets, net...............  $  3,742,000     $  2,801,000
                                               ===============  ==============

     SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that no valuation allowance is necessary at March 31, 2001. The valuation allowance decreased by $0 in fiscal 2001, decreased by $50,000 in fiscal 2000, and decreased by $1,154,000 in fiscal 1999. At March 31, 2001, Whitman has available federal net operating loss carryforwards approximating $892,000 which expire in the years 2020 and 2021. At March 31, 2001 Whitman has available various state net operating loss carrybacks and carryforwards approximating $10,362,000 expiring in the years 2010 through 2021. Whitman has approximately $613,000 in capital loss carryforwards which begin to expire in 2004. Whitman also has an alternative minimum tax credit of approximately $420,000 which carries forward indefinitely.




                                      - F 16 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.       DEBT

     On May 28, 1999, Whitman entered into an $8.5 million line of credit which is secured by all of the assets of Whitman. The interest rate on the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. The line of credit contains certain covenants, that among other things, require maintenance of minimum levels of tangible net worth and net cash flow. The line of credit also contains a restriction that limits Whitman's ability to acquire other entities at a cost in excess of $1.5 million. At March 31, 2000, the outstanding balance on the line of credit was $7,557,447.

     On March 21, 2001, Whitman restructured the $8.5 million line of credit into a $6.5 million capital expenditure term note and a $2.0 million line of credit. The $6.5 million capital expenditure term note was established to provide long term capital expenditure financing for Whitman's investments in property, plant and equipment acquired in current and prior years. The capital expenditure term note is payable in seven monthly installments of interest only commencing on April 21, 2001, and thereafter 52 monthly installments of principal and interest, with a balloon payment due April 2006. The capital expenditure term note is collateralized by property, plant and equipment and all other assets of Whitman. The line of credit is also secured by all of the assets of Whitman. The interest rate of the capital expenditure term note and the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. The capital expenditure term note and the line of credit contain certain covenants, that among other things, require the maintenance of minimum levels of tangible net worth and net cash flow. The capital expenditure term note and line of credit also contain a restriction that limits Whitman's ability to acquire other entities at a cost in excess of $1.5 million. At March 31, 2001, Whitman was in compliance with the covenants of the term note and the line of credit. At March 31, 2001, the outstanding balance of the line of credit was $1,789,897. The maturity date of the line of credit is June 30, 2002.


     Aggregate maturities of long-term debt at March 31, 2001 are as follows:


        Fiscal Year

        2002.......................   $   541,667
        2003.......................     3,089,897
        2004.......................     1,300,000
        2005.......................     1,300,000
        2006.......................     2,058,333
                                       ----------
                         Total        $ 8,289,897
                                      ===========

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

     During 2001 and 2000, Whitman entered into leases totaling approximately $2,054,000 and $1,749,000, respectively, in connection with the purchase of equipment. The amortization of leased assets of approximately $1,225,000, $993,000 and $1,022,000 for the years ended March 31, 2001, 2000, and 1999, respectively, is included in depreciation and amortization. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:
                                            2001               2000
                                      ---------------    ----------------
   Equipment......................    $  9,533,844       $   8,021,378
   Furniture and fixtures.........       1,417,300             884,402
   Software.......................         456,725             454,742
                                      ---------------    ----------------
                                        11,407,869           9,360,522
   Less accumulated amortization...     (6,002,726)         (4,493,766)
                                      ---------------    ----------------
                                      $  5,405,143       $   4,866,756
                                      ===============    ================


     Future minimum lease payments under capital leases at March 31, 2001 are as follows:


    Fiscal Year
    -----------

    2002..........................................   $ 2,300,954
    2003..........................................     1,867,903
    2004..........................................     1,088,851
    2005..........................................       657,644
    2006..........................................       199,254
                                                     ------------
    Total minimum lease payments..................     6,114,606
    Less amount representing interest (8%-12%)....      (875,585)
    Less amount classified as current.............    (1,859,195)
                                                     ------------
                                                     $ 3,379,826
                                                     ============


                                       - F 18 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.       EMPLOYEE BENEFIT PLAN

     Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $301,000, $329,000 and $307,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

10.        STOCK OPTION PLANS

     Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 4,087,150 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                                                        Weighted
                                                        Average
                                      Exercise          Number
                                      Price Per Share   Of Shares
                                      ---------------   ------------
  Outstanding March 31, 1998.......        4.24           3,173,600
  Granted..........................        4.84             699,200
  Exercised........................        2.91            (115,450)
  Cancelled........................        5.36            (238,500)
                                                        ------------

  Outstanding March 31, 1999.......        5.24           3,518,850
  Granted..........................        3.68             575,500
  Exercised........................        3.88              (5,000)
  Cancelled........................        5.01            (274,139)
                                                        ------------

  Outstanding March 31, 2000.......        4.16           3,815,211
  Granted..........................        2.25             708,150
  Exercised........................        2.79            (150,000)
  Cancelled........................        6.49            (411,811)
                                                        ------------
  Outstanding March 31, 2001.......        3.83           3,961,550



                                       - F 19 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.      STOCK OPTION PLANS - (CONTINUED)

     As required by SFAS 123, pro forma information regarding net income (loss) and income (loss) per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for fiscal years 2001, 2000 and 1999, respectively: risk-free rates of 5.7%, 6.1% and 5.2%; no dividend yields for the three years; volatility factors of the expected market price of Whitman's common stock of 0.614, 0.593 and 0.439; and a weighted-average expected life of the option of 7.0 years for the three years. The weighted-average fair value of the stock options granted in fiscal years 2001, 2000 and 1999 was $1.49, $2.38 and $2.61, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Whitman's fiscal 2001, 2000 and 1999 pro forma information follows:

                                      2001           2000            1999
                                   ------------  --------------- --------------
   Net (loss) income ..........    $(2,777,748)  $ (2,150,937)   $  1,532,427
   Basic and diluted
     net (loss) income
     per share.................    $      (.21)  $       (.16)   $        .11

     The exercise price of options outstanding at March 31, 2001 ranged as follows:

                           Number        Weighted Average Remaining
      Exercise Plan        Of Options    Contractual Life (Years)
      -------------        ----------   ----------------------------
      $1.47 - $2.21          970,750           4.1
      $2.22 - $3.31          972,775           4.5
      $3.32 - $4.96          691,200           3.9
      $4.97 - $7.44        1,251,825           3.8
      $7.45 - $11.16          75,000           2.6
                          -----------
                           3,961,550
                          ===========

     Stock  options   totalling   3,162,645,   2,774,452,   and  2,087,692  were
exercisable at the end of fiscal 2001, 2000 and 1999, respectively. Common stock reserved for issuance under the stock option plans aggregate to 4,087,150 shares at March 31, 2001.



                                       - F 20 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.      RELATED PARTY TRANSACTIONS

     Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's president. In the fiscal years ended March 31, 2001, 2000 and 1999, Whitman purchased approximately $97,500, $148,800, and $120,300, respectively, in textbooks and materials from that entity.

     In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by IVAX Corporation. A director and shareholder of Whitman is also Chairman of IVAX Corporation. Whitman incurred rent expense in the amount of approximately $146,000 for each of the three fiscal years ended March 31, 2001, 2000 and 1999.

12.      COMMITMENTS AND CONTINGENCIES

     Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases as of March 31, 2001 are as follows:


    Fiscal Year

    2002...............................     $ 5,627,445
    2003...............................       5,218,283
    2004...............................       4,534,065
    2005...............................       4,358,811
    2006...............................       3,791,259
    Thereafter.........................      12,012,306
                                            ------------
    Total minimum lease payments.......     $35,542,169
                                            ============


     Rent  expense  during  fiscal  2001,   2000  and  1999  was   approximately
$6,035,000, $5,766,000, and $5,398,000, respectively.



                                       - F 21 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.      COMMITMENTS AND CONTINGENCIES - (CONTINUED)


     In fiscal 2001 Whitman entered into financing agreements to acquire capital equipment totaling approximately $2,054,000. In fiscal 2001, approximately $2,054,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 2001, Whitman had $205,000 of letters of credit outstanding.

     On May 4, 2000, Whitman, in conjunction with its insurance carriers, reached an agreement in principle to settle the class action lawsuit, Cullen, et.al. v. Whitman Education Group, Inc., et. al. The settlement agreement covers students who attended Whitman's Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. The settlement agreement provided for payment of approximately $5,970,000 in cash and approximately $1,346,000 in loan forgiveness of delinquent obligations owed by students to Whitman's Ultrasound Diagnostic schools. The actual cash payment of $5,970,000 was funded by Whitman contributing $1,170,000 and Whitman's insurance carriers contributing $4,800,000. Whitman also contributed $1,346,000 in debt forgiveness, all of which was fully reserved or previously written-off at March 31, 2000. Whitman also provided for a reserve for potential claims from members of the class action lawsuit who elected not to participate in the settlement. This reserve was estimated based on historical student settlement experience. As a result of the cash settlement payment and estimated reserves, Whitman recorded a one-time, after-tax charge to earnings of approximately $930,000, or $.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, Whitman entered into the settlement to resolve litigation in a satisfactory business manner, to avoid disruption of Whitman's business, and to allow Whitman to pursue its mission of providing quality education to its students.

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


13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities approximate fair value because the interest rate is tied to a quoted variable index.


                                       - F 22 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


14.      EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             For the Year Ended March 31,
                                   -------------------------------------------
                                      2001            2000           1999
                                   -------------   -----------   -------------
Numerators:
(Loss) income before cumulative
  effect of change in accounting
  principle......................  $   (857,895)  $  (502,156)   $   3,041,644
Cumulative effect of change in
  accounting principle, net of
  tax............................      (563,971)             -               -
                                   -------------  ------------   -------------
Net (loss) income................  $ (1,421,866)  $  (502,156)   $   3,041,644
                                   =============  ============   =============
Denominator:
  Denominator for basic earnings
    per share - weighted average
   shares........................    13,370,030    13,392,696      13,246,796
Effect of dilutive securities:
 Employee stock options..........             -             -         493,334
 Warrants........................             -             -          89,584
                                   -------------  ------------   -------------
Dilutive potential common shares.             -             -         582,918
Denominator for diluted earnings
  per share - adjusted weighted -
  average shares and assumed
  conversions....................    13,370,030    13,392,696      13,829,714
                                   =============  ============   =============
Basic (loss) income before
  cumulative effect of change
  in accounting principle........  $      (0.07)  $     (0.04)   $       0.23
Cumulative effect of change in
  accounting principle, net of
  tax............................         (0.04)            -               -
                                   -------------  ------------   -------------
Basic net(loss)income per share..  $      (0.11)  $     (0.04)   $       0.23
                                   =============  ============   =============

Diluted (loss) income before
  cumulative effect of change in
  accounting principle...........  $      (0.07)  $     (0.04)   $       0.22
Cumulative effect of change in
  accounting principle, net of
  tax............................         (0.04)            -               -
                                   -------------  ------------   -------------
Diluted net (loss) income per
  share..........................  $      (0.11)  $     (0.04)   $       0.22
                                   =============  ============   =============

                                      - F 23 -

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15.  SEGMENT AND RELATED INFORMATION

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

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:


                                            For the Year Ended March 31,
                                        ----------------------------------------
                                            2001          2000           1999
                                        ------------  ------------  -----------
Net revenues:
  Associate Degree Division..........   $60,084,422   $58,473,078   $55,055,984
  University Degree Division.........    19,544,893    19,138,234    18,921,378
                                        ------------  ------------  ------------
  Total..............................   $79,629,315   $77,611,312   $73,977,362
                                        ============  ============  ============
(Loss) income before income tax
  (benefit) provision and cumulative
  effect of change in accounting
  principle:
  Associate Degree Division..........   $  (446,768)  $  (307,690)  $ 6,496,891
  University Degree Division.........     1,204,701     1,757,834    (1,097,029)
  Other..............................    (2,153,987)   (2,284,845)   (2,262,031)
                                        ------------  ------------  ------------
  Total..............................   $(1,396,054)  $  (834,701)  $ 3,137,831
                                        ============  ============  ============
Capital expenditures:
  Associate Degree Division..........   $ 2,819,719   $ 2,405,237
  University Degree Division.........     1,191,542       700,239
  Other..............................         7,474        13,168
                                        ------------  ------------
  Total..............................   $ 4,018,735   $ 3,118,644
                                        ============  ============

                                              March 31,
                                        --------------------------
                                            2001         2000
                                        ------------  ------------
Total assets:
  Associate Degree Division..........   $48,327,713   $49,223,023
  University Degree Division.........    11,895,647    11,152,738
  Other..............................     1,813,267     2,150,694
                                        ------------  ------------
  Total..............................   $62,036,627   $62,526,455
                                        ============  ============

                                     - F 24 -

               WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for the fiscal years ended March 31, 2001 and 2000 are as follows:

                                               2001
                          -----------------------------------------------------
                            First         Second         Third        Fourth
                          ------------  ------------  -----------   -----------
Net revenues              $18,879,430   $18,521,239   $20,878,235   $21,350,411
(Loss) income from
   operations                (363,718)   (1,266,026)    1,103,990     1,102,216
(Loss) income before
   cumulative effect
   of change in
   accounting principle      (301,766)     (900,583)      518,022      (173,568)
Net (loss) income            (865,737)     (900,583)      518,022      (173,568)
Net (loss) income
   per share before
   cumulative effect of
   change in  accounting
   principle              $     (0.02)  $     (0.07)  $      0.04   $     (0.01)
Net (loss) income per
   share(basic and
   diluted)               $     (0.06)  $     (0.07)  $      0.04   $     (0.01)

                                                      2000
                          ------------------------------------------------------
                             First        Second         Third         Fourth
                          ------------  ------------  -----------   ------------
Net revenues              $17,990,547   $18,385,748   $20,287,808   $20,947,209
(Loss) income from
   operations                (562,277)     (685,208)    1,147,094        74,058
(Loss) income before
   cumulative effect of
   change in accounting
   principle                 (465,855)     (557,319)      573,079       (52,061)
Net (loss) income            (465,855)     (557,319)      573,079       (52,061)
Net (loss) income
   per share (basic
   and diluted)           $     (0.03)  $     (0.04)  $      0.04   $     (0.01)



                                     - F 25 -

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 033-94200 and Form S-8 No. 033-52588) pertaining to the 1986 Amended and Restated Directors and Consultants Stock Option Plan, Registration Statements (Form S-8 No. 033-58068 and Form S-8 No. 033-94230) pertaining to the 1992 Incentive Stock Option Plan, Registration Statements (Form S-8 No. 333-16007 and Form S-8 No. 333-67477) pertaining to the 1996 Stock Option Plan, Registration Statement (Form S-8 No. 333-42109 pertaining to the Employee Stock Purchase Plan and Registration Statement (Form S-8 No. 333-67473) pertaining to the Richard C. Pfenniger, Jr. Stock Option Plan of Whitman Education Group, Inc., of our report dated May 29, 2001, with respect to the consolidated financial statements of Whitman Education Group, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 2001.



                                                     /s/ ERNST & YOUNG LLP
                                              ---------------------------



Miami, Florida
June 11, 2001