Form 10-Q
period 2001-06-30
WHITMAN EDUCATION GROUP INC
filed 2001-08-07
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                           22-2246554
-----------------------------                           ----------------------
State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

                  4400 Biscayne Boulevard, Miami, Florida 33137
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 575-6510
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes __X___     No ______


     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of August 1, 2001, there were 13,664,731 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                                  June 30, 2001


                                TABLE OF CONTENTS


                                                                      Page
PART I - Financial Information

Item 1.  Financial Statements........................................    3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................   11

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K...........................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30,          MARCH 31,
                                                   2001              2001
                                              ---------------    ---------------
                                               (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents.............     $  3,017,752       $  5,892,779
   Accounts receivable, net..............       26,184,604         26,134,128
   Inventories...........................        1,456,256          1,516,439
   Deferred tax assets, net..............        3,742,038          3,742,038
   Other current assets..................        1,584,882          1,551,714
                                              ---------------    ---------------
     Total current assets................       35,985,532         38,837,098
 Property and equipment, net.............       11,380,722         11,727,583
 Deposits and other assets, net .........        2,382,675          2,165,024
 Goodwill, net...........................        9,306,922          9,306,922
                                              ---------------    ---------------
     Total assets........................     $ 59,055,851       $ 62,036,627
                                              ===============    ===============
 Liabilities and Stockholders' Equity
 Current liabilities:
   Accounts payable......................     $  1,392,646       $  2,356,996
   Accrued expenses......................        3,403,495          3,106,146
   Income taxes payable..................           55,063                  -
   Current portion of capitalized
     lease obligations...................        1,822,104          1,859,195
   Current portion of capital
     expenditure note payable............          866,667            541,667
   Deferred tuition revenue..............       22,173,448         22,500,137
                                              ---------------    ---------------
     Total current liabilities...........       29,713,423         30,364,141
 Capitalized lease obligations...........        3,038,137          3,379,826
 Capital expenditure note payable........        5,633,333          5,958,333
 Line of credit..........................                -          1,789,897
 Commitments and contingencies
 Stockholders' equity:
   Common stock, no par value,
     authorized 100,000,000 shares;
     issued and outstanding 13,664,681
     shares at June 30, 2001 and
     13,642,472 shares at March 31,2001..       22,778,114         22,748,613
   Additional paid-in capital............          674,173            674,173
   Accumulated deficit...................       (2,781,329)        (2,878,356)
                                              ---------------    ---------------
     Total stockholders' equity..........       20,670,958         20,544,430
                                              ---------------    ---------------
     Total liabilities and
       stockholders' equity..............     $ 59,055,851       $ 62,036,627
                                              ===============    ===============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. And Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                         For the Three Months Ended
                                                    June 30,
                                      ------------------------------------------
                                            2001                    2000
                                      -----------------       ------------------

 Net revenues.....................    $ 20,518,116            $ 18,879,430

 Costs and expenses:
   Instructional and educational
     support......................      13,742,210              12,917,819
   Selling and promotional........       3,362,968               3,366,623
   General and administrative.....       3,091,962               2,958,706
                                      -----------------       ------------------
 Total costs and expenses.........      20,197,140              19,243,148
                                      -----------------       ------------------

 Income (loss) from operations....         320,976                (363,718)
 Other (income) and expenses:
   Interest expense...............         268,714                 222,455
   Interest income................        (109,449)                (84,568)
                                      -----------------       ------------------

 Income (loss) before income tax
   (provision) benefit and
   cumulative effect of change in
   accounting principle...........         161,711                (501,605)
 Income tax (provision) benefit...         (64,684)                199,839
                                      -----------------       ------------------

 Income (loss) before cumulative
   effect of change in accounting
   principle......................          97,027                (301,766)
 Cumulative effect of change in
   accounting principle, net of
   tax............................               -                (563,971)
                                      -----------------       ------------------
 Net income (loss)................    $     97,027            $   (865,737)
                                      =================       ==================

 Basic and diluted income (loss)
   per share:
 Income (loss) before cumulative
   effect of change in accounting
   principle......................    $        .01             $      (.02)
 Cumulative effect of change in
   accounting principle, net of
   tax............................               -                    (.04)
                                      =================       ==================
 Net income (loss)................    $        .01            $       (.06)
                                      =================       ==================
Weighted average common shares
   outstanding:
   Basic .........................      13,648,779              13,367,183
                                      =================       ==================
   Diluted........................      13,879,583              13,367,183
                                      =================       ==================

                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                 FOR THE THREE MONTHS ENDED
                                                          JUNE 30,
                                           -------------------------------------
                                                2001                  2000
                                           ----------------      ---------------
Cash flows from operating activities:
Net income (loss).......................   $   97,027            $   (865,737)
Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
   Depreciation and amortization........      984,210               1,005,580
   Bad debt expense.....................    1,121,434                 874,466
   Deferred tax benefit.................            -                (575,819)
   Changes in operating assets and
      liabilities:
         Accounts receivable............   (1,171,910)               (765,649)
         Inventories....................       60,183                  87,848
         Other current assets...........      (33,827)                (88,984)
         Deposits and other assets......     (217,653)                 36,608
         Accounts payable...............     (964,350)                340,160
         Accrued expenses...............      297,349                (737,716)
         Income taxes payable...........       55,063                       -
         Deferred tuition revenue.......     (326,689)               (540,838)
                                           ----------------      ---------------
Net cash used in operating
   activities...........................      (99,163)             (1,230,081)
                                           ----------------      ---------------
Cash flows from investing activities:
Purchase of property and equipment......     (416,076)               (765,731)
                                           ----------------      ---------------
Net cash used in investing
   activities...........................     (416,076)               (765,731)
                                           ----------------      ---------------

Cash flows from financing activities:
Proceeds from line of credit and
   long-term debt.......................    5,746,081               5,436,211
Principal payments on line of credit,
   long-term debt and capital lease
   obligations .........................   (8,135,370)             (8,957,178)
Repurchase of treasury shares...........            -                (127,936)
Proceeds from exercise of options.......       29,501                       -
                                           ----------------      ---------------
Net cash used in financing activities...   (2,359,788)             (3,648,903)
                                           ----------------      ---------------
Decrease in cash and cash equivalents...   (2,875,027)             (5,644,715)
Cash and cash equivalents at beginning
   of year..............................    5,892,779               6,056,738
                                           ----------------      ---------------
Cash and cash equivalents at end of
   period...............................   $3,017,752            $    412,023
                                           ================      ===============
Supplemental disclosures of noncash
   financing and investing activities:
Equipment acquired under capital
   leases...............................   $  220,612            $    655,793
                                           ================      ===============
Supplemental disclosures of cash flow
   information:
Interest paid...........................   $  268,714            $    209,946
                                           ================      ===============


                 See accompanying notes to financial statements.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the management, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in our Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

     Whitman experiences seasonality in its quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in Whitman's schools tends to be lower in the first and second fiscal quarters covering the summer months which are traditionally associated with recess from school. Costs are generally not significantly affected by seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.

2.RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation. These changes had no effect on previously reported net income
(loss).

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.      EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   FOR THE THREE MONTHS
                                                       ENDED JUNE 30,
                                                -------------------------------
                                                     2001               2000
                                                ------------       ------------
Numerator:
Income (loss) before cumulative effect of
  change in accounting principle..............  $  97,027          $ (301,766)

Cumulative effect of change in accounting
  principle, net of tax.......................          -            (563,971)
                                                ------------       -------------
Net income (loss).............................  $  97,027          $ (865,737)
                                                ============       =============
Denominator:
  Denominator for basic earnings per share -
    weighted average shares...................  13,648,779         13,367,183
Effect of dilutive securities:
  Employee stock options......................     230,804                  -
                                                ------------       -------------
  Dilutive potential common shares............     230,804                  -

    Denominator for diluted
      earnings per share -
      adjusted weighted -
      average shares and assumed conversions..  13,879,583         13,367,183
                                                ============       =============
Basic and diluted income (loss) before
   cumulative effect of change in
   accounting principle.......................  $     0.01         $    (0.02)
Cumulative effect of change in accounting
   principle, net of tax......................           -              (0.04)
                                                ------------       -------------
Basic and diluted net income (loss) per share.  $     0.01         $    (0.06)
                                                ============       =============

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2001, Whitman adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because Whitman does not use derivatives, the adoption of SFAS 133 did not have any effect on Whitman's earnings or financial position.


5.      GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $43,000 net of taxes for the three months ended June 30, 2001. Pro forma net loss and net loss per basic and diluted share amounts, for the three months ended June 30, 2000, had SFAS 141 and 142 been applied retroactively, are approximately ($823,000) and ($.06), respectively.

     During fiscal 2002, Whitman will perform the first of the required impairment tests of goodwill. Whitman has not yet determined what, if any, effect this test will have on the earnings and financial position of Whitman.


6.      INCOME (LOSS) PER SHARE

     Basic income (loss) before cumulative effect of change in accounting principle, cumulative effect of change in accounting principle, net of tax and net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income (loss) before cumulative effect of change in accounting principle, cumulative effect of change in accounting principle, net of tax and net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.      COMPREHENSIVE INCOME (LOSS)

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Whitman's available-for-sale securities to be included in "other comprehensive loss."

     For the  three  months  ended  June  30,  2001 and  June  30,  2000,  total
comprehensive   income  was  $97,027  and   comprehensive   loss  was  $865,737,
respectively.


8.       CONTINGENCIES

     On May 4, 2000, Whitman, in conjunction with its insurance carriers, reached an agreement in principle to settle the class action lawsuit, Cullen, et. al. v. Whitman Education Group, Inc., et. al. The settlement agreement covers students who attended Whitman's Ultrasound Diagnostic Schools any time from August 1, 1994 to August 1, 1998 in either the general ultrasound program or the non-invasive cardiovascular technology program. The settlement agreement provided for payment of $5,970,000 in cash and approximately $1,346,000 in loan forgiveness of delinquent obligations owed by students to Whitman's Ultrasound Diagnostic Schools. The actual cash payment of approximately $5,970,000 was funded by Whitman contributing $1,170,000 and Whitman's insurance carriers contributing $4,800,000. Whitman also contributed $1,346,000 in debt forgiveness, all of which was fully reserved or previously written-off at March 31, 2000. Whitman also provided for a reserve for potential claims from members of the class action lawsuit who elected not to participate in the settlement. This reserve was estimated based on historical student settlement experience. As a result of the cash settlement payment and estimated reserves, Whitman recorded a one-time, after-tax charge to earnings of approximately $930,000, or $.07 per share in the fiscal quarter ended March 31, 2000. Although management denied the allegations of the lawsuit, and believed the key allegations to be without merit, Whitman entered into the settlement to resolve litigation in a satisfactory business manner, to avoid disruption of Whitman's business, and to allow Whitman to pursue its mission of providing quality education to its students.

9.      SEGMENT AND RELATED INFORMATION

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                 WHITMAN EDUCATION GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.      SEGMENT AND RELATED INFORMATION - CONTINUED

     Whitman is organized into two reportable segments, the University Degree Division and the Associate Degree Division. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Diagnostic Schools.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning Whitman's reportable segments is shown in the following table:

                                                FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                           -------------------------------------
                                                 2001                2000
                                           -----------------    ----------------
  Net revenues:
       Associate Degree Division......     $15,288,208          $14,185,115
       University Degree Division.....       5,229,908            4,694,315
                                           -----------------    ----------------
       Total..........................     $20,518,116          $18,879,430
                                           =================    ================
  Income (loss) before income tax
       (provision) benefit and
       cumulative effect of change in
       accounting principle:
       Associate Degree Division......     $    68,855          $  (598,589)
       University Degree Division.....         704,424              620,051
       Other..........................        (611,568)            (523,067)
                                           -----------------    ----------------
       Total..........................     $   161,711          $  (501,605)
                                           =================    ================

                                            June 30, 2001       March 31, 2001
                                           -----------------    ----------------
  Total assets:
       Associate Degree Division......     $44,216,357          $48,327,713
       University Degree Division.....       9,914,853           11,895,647
       Other..........................       4,924,641            1,813,267
                                           -----------------    ----------------
       Total..........................     $59,055,851          $62,036,627
                                           =================    ================

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2001 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future resources, working capital and operations. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary postsecondary educational institutions, (including risks relating to the continued eligibility of our schools to receive funds under Title IV Programs), risks relating to unanticipated attrition or reductions in student enrollment, risks relating to the availability of financing and risks relating to the effect of the adoption of SFAS 141 and 142, which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                 FOR THE THREE MONTHS ENDED
                                                          JUNE 30,
                                                ------------------------------
                                                    2001             2000
                                                ------------     -------------
 Net revenues................................      100.0%            100.0%
 Costs and expenses:
    Instructional and educational support....       67.0              68.4
    Selling and promotional..................       16.4              17.8
    General and administrative...............       15.0              15.7
                                                ------------     -------------
 Total costs and expenses....................       98.4             101.9
                                                ------------     -------------
 Income (loss) from operations...............        1.6              (1.9)
 Other (income) and expenses:
    Interest expense.........................        1.3               1.2
    Interest income..........................       (0.5)             (0.4)
                                                ------------     -------------
 Income (loss) before income tax (provision)
    benefit and cumulative effect of
    change in accounting principle...........        0.8              (2.7)
 Income tax (provision) benefit..............       (0.3)              1.1
                                                ------------     -------------
 Income (loss) before cumulative effect of
    change in accounting principle...........        0.5              (1.6)
 Cumulative effect of change in accounting
    principle, net of tax....................          -              (3.0)
                                                ------------     -------------
 Net income (loss)...........................        0.5%             (4.6)%
                                                ============     =============

                THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE
                        THREE MONTHS ENDED JUNE 30, 2000

     Net revenues increased by $1.6 million or 8.7% to $20.5 million for the three months ended June 30, 2001 from $18.9 million for the three months ended June 30, 2000. This increase was primarily due to a 4.2% increase in average student enrollment and an increase in tuition rates.

     The University Degree Division experienced a 9.3% increase in average student enrollment and the Associate Degree Division experienced a 1.7% increase in average student enrollment. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Colorado Springs and Sioux Falls campuses. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by the Ultrasound Diagnostic Schools.

     Instructional and educational support expenses increased by $0.8 million or 6.4% to $13.7 million for the three months ended June 30, 2001 from $12.9 million for the three months ended June 30, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 67.0% for the three months ended June 30, 2001 as compared to 68.4% for the three months ended June 30, 2000. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty and student support personnel to support the increase in enrollment.

     Selling and promotional expenses remained consistent at $3.4 million for the three months ended June 30, 2001 and June 30, 2000. As a percentage of net revenues, selling and promotional expenses decreased to 16.4% for the three months ended June 30, 2001 as compared to 17.8% for the three months ended June 30, 2000.

     General and administrative expenses increased by $0.1 million or 4.5% to $3.1 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. As a percentage of net revenues, general and administrative expenses decreased to 15.0% for the three months ended June 30, 2001 as compared to 15.7% for the three months ended June 30, 2000.

     We reported income from operations of $0.3 million for the three months ended June 30, 2001 as compared to a loss from operations of $0.4 million for the three months ended June 30, 2000. This increase in profitability was primarily due to an increase in income from operations of $0.7 million in the Associate Degree Division.

     We reported net income of $0.1 million for the months ended June 30, 2001 and a net loss of $0.9 million for the three months ended June 30, 2000. The increase in net profits was primarily due to the $0.7 million increase in operating profits in the Associate Degree Division and the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million for the three months ended June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2001 and March 31, 2001 were $3.0 million and $5.9 million, respectively. Our working capital totaled $6.3 million at June 30, 2001 and $8.5 million at March 31, 2001.

     Net cash of $0.1 million and $1.2 million were used in operating activities for the three months ended June 30, 2001 and 2000, respectively. The decrease in cash used in operating activities of $1.1 million was primarily due to an increase in net profits of $1.0 million.

     Net cash of $0.4 million and $0.8 million were used in investing activities for the three months ended June 30, 2001 and 2000, respectively. The decrease in cash used in investing activities of $0.4 million was due to a decrease in cash used for capital expenditures.

     Net cash of $2.4 million and $3.6 million were used in financing activities for the three months ended June 30, 2001 and 2000, respectively. The decrease in cash used in financing activities was due to a decrease of $1.3 million in net payments on long-term debt and capitalized lease obligations.

     We have a $2.0 million line of credit which expires on June 30, 2002. At June 30, 2001, we had no outstanding balance under this facility and letters of credit outstanding of $0.2 million which reduced the amount available for borrowing. The amounts borrowed under this facility for the three months ended June 30, 2001 were primarily used for operations, repayment of debt and capital expenditures.

     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. Any repurchases may be made from time to time in the open market or through privately negotiated transactions. We anticipate that any repurchase of shares will be funded through cash from operations. During the three months ended June 30, 2001, we did not repurchase any shares of our common stock and during the three months ended June 30, 2000, we repurchased 90,000 shares of our common stock for approximately $128,000. Since the inception of the repurchase program, we have repurchased 285,100 shares of our common stock for approximately $498,000.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. We receive approximately 71% of our funding from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that with our working capital, our cash flow from operations, our line of credit and our expected increased financings under capital lease obligations to fund capital expenditures, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of the Statement resulted in an increase in net income of $43,000 net of taxes for the three months ended June 30, 2001. Pro forma net loss and net loss per basic and diluted share amounts, for the three months ended June 30, 2000, had SFAS 141 and 142 been applied retroactively, were approximately ($823,000) and ($.06), respectively.

     During fiscal 2002, Whitman will perform the first of the required impairment tests of goodwill. Whitman has not yet determined what the effect of this test will be on its earnings and financial position of Whitman.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               ---------
               No exhibits

        (b)    Reports on Form 8-K
               -------------------

     On April 3, 2001, Whitman filed a Current Report on Form 8-K March 30, 2001. In that report, Whitman furnished information relating to presentation to investors pursuant to Item 9 of Form 8-K and Regulation FD.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WHITMAN EDUCATION GROUP, INC.

                                            By:    /s/ FERNANDO L. FERNANDEZ
                                                   -------------------------
                                                   Fernando L. Fernandez
                                                   Vice President - Finance,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary
Date: August  7, 2001