Form 10-Q
period 2001-09-30
WHITMAN EDUCATION GROUP INC
filed 2001-11-07
CIK 352183

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

       Florida                                         22-2246554
------------------------                             ----------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)



                  4400 Biscayne Boulevard, Miami, Florida 33137
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

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

                             Yes     X        No ______
                                 ---------

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.


     As of October 31, 2001, there were 13,676,269 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                               September 30, 2001


                                TABLE OF CONTENTS

                                                                    Page No.

PART I - Financial Information

Item 1.  Financial Statements..................................        3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................       13


PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....       20

Item 5.  Exhibits and Reports on Form 8-K.......................       20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                      September 30,               March 31,
                                          2001                       2001
                                     ---------------           --------------
                                       (Unaudited)
Assets
Current assets:
    Cash and cash equivalents....       $ 3,796,386              $ 5,892,779
    Accounts receivable, net.....        27,744,935               26,134,128
    Inventories..................         1,485,527                1,516,439
    Deferred income taxes........         3,742,038                3,742,038
    Other current assets.........         1,571,318                1,551,714
                                     ---------------           --------------
      Total current assets.......        38,340,204               38,837,098
Property and equipment, net......        10,972,336               11,727,583
Deposits and other assets, net...         2,375,539                2,165,024
Goodwill, net....................         9,306,922                9,306,922
                                     ---------------           --------------
      Total assets...............       $60,995,001              $62,036,627
                                     ===============           ==============
Liabilities and Stockholders'
Equity
Current liabilities:
   Accounts payable..............       $ 1,337,743              $ 2,356,996
   Accrued expenses..............         4,401,294                3,106,146
   Current portion of capitalized
     lease obligations...........         1,847,556                1,859,195
   Current portion of capital
     expenditure note payable....         1,191,667                  541,667
   Deferred tuition revenue......        23,453,988               22,500,137
                                      ---------------           --------------
      Total current liabilities..        32,232,248               30,364,141
Capitalized lease obligations....         2,753,786                3,379,826
Capital expenditure note payable.         5,308,333                5,958,333
Line of credit...................                -                 1,789,897
Commitments and contingencies
Stockholders' equity:
   Common stock, no par value,
   authorized 100,000,000 shares;
   issued and outstanding
   13,676,269 at September 30,
   2001 and 13,642,472 shares at
   March 31, 2001................        22,778,163               22,748,613
   Additional paid-in capital....           674,173                  674,173
   Accumulated deficit...........        (2,751,702)              (2,878,356)
                                      ---------------           --------------
      Total stockholders' equity.        20,700,634               20,544,430
                                      ---------------           --------------
      Total liabilities and
       stockholders' equity......       $60,995,001              $62,036,627
                                      ===============           ==============



                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                             For the Three Months Ended
                                                     September 30,
                                       --------------------------------------
                                           2001                      2000
                                       -------------            -------------

Net revenues.....................       $21,384,299              $18,521,239

Costs and expenses:
  Instructional and educational
    support......................        14,036,833               12,959,896
  Selling and promotional........         3,837,463                3,940,677
  General and administrative.....         3,298,585                2,886,692
                                        ------------            --------------

Total costs and expenses.........        21,172,881               19,787,265
                                        ------------            --------------
Income (loss) from operations....           211,418               (1,266,026)
Other (income) and expenses:
  Interest expense...............           245,273                  306,043
  Interest income................           (83,233)                 (75,089)
                                        ------------            --------------

Income (loss) before income tax
  provision (benefit)............            49,378               (1,496,980)
Income tax provision (benefit)...            19,751                 (596,397)
                                        ------------            --------------
Net income (loss)................       $    29,627              $  (900,583)
                                        ============            ==============
Net income (loss) per share:
  Basic and diluted..............       $       .00              $      (.07)
                                        ============            ==============

Weighted average common shares
  outstanding:
  Basic..........................        13,668,586               13,344,562
                                        ============            ==============
  Diluted........................        14,050,324               13,344,562
                                        ============            ==============




                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                             For the Six Months Ended
                                                    September 30,
                                        ------------------------------------
                                             2001                   2000
                                        ------------            ------------

Net revenues.....................        $41,902,415             $37,400,669

Costs and expenses:
  Instructional and educational
    support......................         27,775,521              25,877,710
  Selling and promotional........          7,200,216               7,307,300
  General and administrative.....          6,394,283               5,845,401
                                        ------------            -------------
Total costs and expenses.........         41,370,020              39,030,411
                                        ------------            -------------

Income (loss) from operations....            532,395              (1,629,742)
Other (income) and expenses:
  Interest expense...............            513,986                 528,500
  Interest income................           (192,681)               (159,657)
                                        ------------            -------------

Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change in
  accounting principle...........            211,090              (1,998,585)
Income tax provision (benefit)...             84,436                (796,236)
                                        ------------            -------------

Income (loss) before cumulative
  effect of change in accounting
  principle......................            126,654              (1,202,349)
Cumulative effect of change in
  accounting principle, net of
  tax............................                -                  (563,971)
                                        ------------            -------------
Net income (loss)................       $    126,654             $(1,766,320)
                                        ============            =============

Basic and diluted net income
 (loss) per share:
  Income (loss) before
    cumulative effect of change
    in accounting principle......       $       .01             $      (.09)
  Cumulative effect of change in
    accounting principle, net
    of tax.......................                -                     (.04)
                                        ------------            -------------
  Net income (loss)..............       $       .01             $      (.13)
                                        ============            =============

Weighted average common shares
  outstanding:
  Basic..........................         13,658,737              13,355,811
                                        ============            =============
  Diluted........................         13,990,198              13,355,811
                                        ============            =============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                               For the Six Months Ended
                                                    September 30,
                                        --------------------------------------
                                            2001                      2000
                                        ------------             -------------
Cash flows from operating
   activities:
Net income (loss)................        $  126,654              $(1,766,320)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
  Depreciation and amortization..         1,979,719                2,018,706
  Bad debt expense...............         2,329,326                1,894,380
  Deferred tax benefit...........               -                 (1,172,217)
  Changes in operating assets
    and liabilities:
    Accounts receivable..........        (3,940,133)              (3,403,965)
    Inventories..................            30,912                  256,473
    Other current assets.........           (20,263)                     (62)
    Deposits and other assets....          (210,515)                  97,548
    Accounts payable.............        (1,019,253)                  16,135
    Accrued expenses.............         1,295,148               (1,860,246)
    Deferred tuition revenue.....           953,851                1,955,339
                                        ------------            -------------
Net cash provided by (used in)
  operating activities...........         1,525,446               (1,964,229)
                                        ------------            -------------
Cash flows from investing
  activity:
Purchase of property and
  equipment......................          (710,705)              (1,168,181)
                                        ------------            -------------
Net cash used in investing
  activity.......................          (710,705)              (1,168,181)
                                        ------------            -------------

Cash flows from financing
  activities:
Proceeds from line of credit and
  long-term debt.................         8,868,314               11,729,179
Principal payments on line of
  credit, long-term debt and
  capitalized lease obligations         (11,808,998)             (13,582,775)
Repurchase of treasury shares....                -                  (127,936)
Proceeds from exercise of options            29,550                       -
                                        ------------            -------------
Net cash used in financing
  activities.....................        (2,911,134)              (1,981,532)
                                        ------------            -------------
Decrease in cash and cash
  equivalents....................        (2,096,393)              (5,113,942)
Cash and cash equivalents at
  beginning of period............         5,892,779                6,056,738
                                        ------------            -------------
Cash and cash equivalents at
  end of period..................       $ 3,796,386              $   942,796
                                        ============            =============

 Continued on following page.

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows - (Continued)
                                   (Unaudited)

                                               For the Six Months Ended
                                                   September 30,
                                         -----------------------------------
                                            2001                   2000
                                        --------------       ---------------

Supplemental disclosures of
  noncash financing and investing
  activities:
Equipment acquired under capital
  leases.........................       $   513,108              $ 1,030,426
                                        ============           ==============
Supplemental disclosures of cash
  flow information:
Interest paid....................       $   513,986              $   528,500
                                        ============           ==============
Income taxes paid................       $     5,000              $        -
                                        ============           ==============















                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1    General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in our Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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


2    Reclassification

     Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation. These changes had no effect on previously reported net income
(loss).

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

3.      Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                         Three Months Ended               Six Months Ended
                            September 30,                   September 30,
                        -----------------------       -------------------------
                           2001         2000              2001         2000
                        ----------   ----------       -----------   -----------
Numerator:
Income (loss) before
  cumulative effect of
  change in accounting
  principle...........   $  29,627   $ (900,583)       $ 126,654    $(1,202,349)
Cumulative effect of
  change in accounting
  principle, net of
  tax.................        -            -               -           (563,971)
                         ---------   -----------      -----------   ------------

Net income (loss)...     $  29,627   $ (900,583)      $  126,654    $(1,766,320)
                         =========   ===========      ===========   ============

Denominator:
  Denominator for
  basic earnings per
  share-weighted
  average shares....    13,668,586   13,344,562       13,658,737      13,355,811
Effect of dilutive
 securities:
  Employee stock
  options...........       381,738         -             331,461          -
                        ----------   -----------      -----------    -----------

Dilutive potential
common shares.......       381,738         -             331,461          -
  Denominator for
  diluted earnings
  per share-
  adjusted weighted-
  average shares and
  assumed conversions   14,050,324    13,344,562      13,990,198      13,355,811
                        ==========   ===========     ===========     ===========

Basic and diluted
  income (loss) before
  effect of change in
  accounting
  principle..........   $     .00    $     (.07)     $       .01     $     (.09)
Cumulative effect of
  change in accounting
  principle, net of
  tax................          -             -               -             (.04)
                        ----------    -----------     ------------   -----------
Basic and diluted net
  income (loss) per
  share..............   $     .00    $     (.07)    $        .01     $     (.13)
                        ==========   ============     ============    ==========


4.   New Accounting Pronouncements

     In April 2001, Whitman adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because Whitman does not use derivatives, the adoption of SFAS 133 did not have any effect on Whitman's results of operations or financial position.

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


New Accounting Pronouncements - (Continued)


     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS 144 generally are to be applied prospectively. Whitman does not expect the adoption of SFAS 144 to have a material effect on its results of operations or financial position.


5.   Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their useful lives.

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $43,000 and $86,000, net of taxes, for the three and six months ended September 30, 2001, respectively. Pro forma net loss and net loss per basic and diluted share amounts, for the three and six months ended September 30, 2000, had SFAS 141 and 142 been applied retroactively, would have been approximately $858,000 and $0.07 and $1,680,000 and $0.13, respectively.

     During September 2001, the Company completed its transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill.


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

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)

7.   Comprehensive Income (Loss)

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on Whitman's available-for-sale securities to be included in "other comprehensive income."

     For the three  months  ended  September  30, 2001 and  September  30, 2000, comprehensive income was $29,627 and comprehensive loss was $900,583, respectively. For the six months ended September 30, 2001 and September 30, 2000, comprehensive income was $126,654 and comprehensive loss was $1,766,320, respectively.


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

                 Whitman Education Group, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) -(Continued)



9.    Segment and Related Information - (Continued)

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


     Summarized financial information concerning Whitman's reportable segments is shown in the following table:

                  For the Three Months Ended           For the Six Months Ended
                         September 30,                        September 30,
                 ----------------------------         --------------------------
                    2001              2000               2001            2000
                 -------------   ------------         ------------   -----------
Net revenues:
  Associate
  Degree
  Division..... $  17,400,635    $ 14,761,363        $ 32,688,843   $28,946,478
  University
  Degree
  Division.....     3,983,664       3,759,876           9,213,572     8,454,191
                --------------   -------------       -------------  ------------
Total.......... $  21,384,299    $ 18,521,239        $ 41,902,415   $37,400,669
                ==============   =============       =============  ============

Income (loss)
  before income
  tax provision
 (benefit) and
  cumulative
  effect of
  change in
  accounting
  principle:
  Associate
  Degree
  Division.....  $  1,458,389    $   (507,241)      $   1,527,244   $(1,105,830)
  University
  Degree
  Division.....      (797,795)       (398,861)            (93,371)      221,190
  Other........      (611,216)       (590,878)         (1,222,783)   (1,113,945)
               ----------------  --------------     --------------  ------------
  Total........  $     49,378    $ (1,496,980)      $     211,090   $(1,998,585)
               ================  ==============     ==============  ============


                September 30,      March 31,
                    2001             2001
                --------------   -------------
Total assets:
  Associate
  Degree
  Division.....  $ 48,107,085    $ 48,327,713
  University
  Degree
  Division.....     7,727,197      11,895,647
  Other........     5,160,719       1,813,267
                --------------   -------------
  Total........  $ 60,995,001    $ 62,036,627
                ==============   =============

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2001 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income and cash flows, and Whitman's financing needs and plans for future resources, working capital, operations and share repurchases, if any. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary postsecondary educational institutions, (including risks relating to the continued eligibility of our schools to receive funds under Title IV Programs), risks relating to unanticipated attrition or reductions in student enrollment and risks relating to the availability of financing which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                  Three Months Ended           Six Months Ended
                                     September 30,               September 30,
                                  ---------------------     --------------------
                                    2001        2000          2001       2000
                                  ---------- ----------     ---------  ---------
Net revenues................        100.0%      100.0%        100.0%    100.0%
                                  ---------- ----------     ---------  ---------
Costs and expenses:
  Instructional and
    educational support.....         65.7        70.0          66.3      69.2
  Selling and promotional...         17.9        21.2          17.2      19.5
  General and administrative         15.4        15.6          15.2      15.6
                                  ---------- ----------     ---------  ---------
Total costs and expenses....         99.0       106.8          98.7     104.3
                                  ---------- ----------     ---------  ---------
Income (loss) from
  operations................          1.0        (6.8)          1.3      (4.3)
Other (income) and expenses:
  Interest expense..........          1.1         1.7           1.2       1.4
  Interest income...........         (0.3)       (0.4)         (0.4)     (0.4)
                                  ---------- ----------     ---------  ---------
Income (loss) before income
  tax provision (benefit)
  and cumulative effect of
  change in accounting
  principle.................          0.2        (8.1)          0.5      (5.3)
Income tax provision
  (benefit).................          0.1        (3.2)          0.2      (2.1)
                                  ---------- ----------     ---------  ---------
Income (loss) before
  cumulative effect of change
  in accounting principle...          0.1        (4.9)          0.3      (3.2)
Cumulative effect of change
  in accounting principle,
  net of tax................           -           -             -       (1.5)
                                  ---------- ----------     ---------  ---------
Net income (loss)...........          0.1%       (4.9)%         0.3%     (4.7)%
                                  ========== ==========     =========  =========


Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     Net revenues increased by $2.9 million, or 15.5%, to $21.4 million for the three months ended September 30, 2001 from $18.5 million for the three months ended September 30, 2000. This increase was primarily due to a 4.1% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 5.6% increase in average student enrollment and the University Degree Division experienced a 0.4% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and health information specialist programs offered by the Ultrasound Diagnostic Schools and the information technology programs offered at Sanford-Brown College. The increase in student enrollment was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts.

     Instructional and educational support expenses increased by approximately $1.0 million, or 8.3% to approximately $14.0 million for the three months ended September 30, 2001 from approximately $13.0 million for the three months ended September 30, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 65.7% for the three months ended September 30, 2001 as compared to 70.0% for the three months ended September 30, 2000. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and education support expenses to support an increased revenue base.

     Selling and promotional expenses decreased by $0.1 million, or 2.6%, to $3.8 million for the three months ended September 30, 2001 from $3.9 million for the three months ended September 30, 2000. As a percentage of net revenues, selling and promotional expenses decreased to 17.9% for the three months ended September 30, 2001 as compared to 21.2% for the three months ended September 30, 2000. The decrease in selling and promotional expenses as a percentage of net revenues was due to our improved marketing and admissions efforts that allowed us to maintain such expenses relatively unchanged while supporting a growth in revenues.

     General and administrative expenses increased by $0.4 million, or 14.3%, to $3.3 million for the three months ended September 30, 2001 from $2.9 million for the three months ended September 30, 2000. As a percentage of net revenues, general and administrative expenses decreased to 15.4% for the three months ended September 30, 2001 as compared to 15.6% for the three months ended
September 30, 2000. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses to support the growth in student population and an increase in bad debt expense in the Associate Degree Division. For the three months ended September 30, 2001, bad debt expenses as a percentage of net revenues increased to 5.6% from 5.5% for the three months ended September 30, 2000. The increase in bad debt expense was primarily due to the increase in net revenues for the three months September 30, 2001 and to the negative impact of the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation increases the student's obligation to the school from which they have withdrawn and decreases the amount of student federal financial aid received by the school on behalf of the students who withdrew.

     We reported income from operations of $0.2 million for the three months ended September 30, 2001 as compared to a loss from operations of $1.3 million for the three months ended September 30, 2000. This increase in profitability was primarily due to an increase in income from operations of $2.0 million in the Associate Degree Division.

     We reported net income of $29,627 for the three months ended September 30, 2001 and a net loss of $0.9 million for the three months ended September 30, 2000. The increase in net income was primarily due to an increase in profitability in the Associate Degree Division.

Six months ended September 30, 2001 compared to the six months ended September 30, 2000

     Net revenues increased by $4.5 million, or 12.0%, to $41.9 million for the six months ended September 30, 2001 from $37.4 million for the six months ended September 30, 2000. This increase was primarily due to a 4.2% increase in average student enrollment and an increase in tuition rates.


     The University Degree Division experienced a 5.5% increase in average student enrollment and the Associate Degree Division experienced a 3.6% increase in average student enrollment. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Colorado Springs campus. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by the Ultrasound Diagnostic Schools and the information technology programs offered at Sanford-Brown College. The increase in student enrollment was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts.


     Instructional and educational support expenses increased by $1.9 million, or 7.3%, to $27.8 million for the six months ended September 30, 2001 from $25.9 million for the six months ended September 30, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 66.3% for the six months ended September 30, 2001 as compared to 69.2% for the six months ended September 30, 2000. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.


     Selling and promotional expenses decreased by $0.1 million, or 1.5%, to $7.2 million for the six months ended September 30, 2001 from $7.3 million for the six months ended September 30, 2000. As a percentage of net revenues, selling and promotional expenses decreased to 17.2% for the six months ended September 30, 2001 as compared to 19.5% for the six months ended September 30, 2000. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to maintain such expenses relatively unchanged while supporting a growth in revenues.


     General and administrative expenses increased by $0.6 million, or 9.4%, to $6.4 million for the six months ended September 30, 2001 from $5.8 million for the six months ended September 30, 2000. As a percentage of net revenues, general and administrative expenses decreased to 15.2% for the six months ended September 30, 2001 as compared to 15.6% for the six months ended September 30, 2000. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses to support the growth of the student population and an increase in bad debt expense in the Associate Degree Division. For the six months ended September 30, 2001, bad debt expense as a percentage of net revenues increased to 5.6% from 5.1% for the six months ended September 30, 2000. The increase in bad debt expense was primarily due to the negative impact of the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation increases the student's obligation to the school from which they have withdrawn and decreases the amount of student federal financial aid received by the school on behalf of the students who withdrew.

     We reported income from operations of $0.5 million for the six months ended September 30, 2001 as compared to a loss from operations of $1.6 million for the six months ended September 30, 2000. This increase in profitability was primarily due to an increase in income from operations of $2.6 million in the Associate Degree Division.


     We reported net income of $0.1 million and a net loss of $1.8 million for the six months ended September 30, 2001 and 2000, respectively. The increase in net income was primarily due to an increase in profitability in the Associate Degree Division and the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million for the six months ended September 30, 2000.


Seasonality

     We experience seasonality in our quarterly results of operations as a result of changes in the level of student enrollment. New enrollment in our schools tends to be lower in the first and second fiscal quarters covering the summer months, which are traditionally associated with recess from school. Costs are generally not significantly affected by the seasonal factors on a quarterly basis. Accordingly, quarterly variations in net revenues will result in fluctuations in income from operations on a quarterly basis.


Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2001 and March 31, 2001 were $3.8 million and $5.9 million, respectively. Our working capital totaled $6.1 million at September 30, 2001 and $8.5 million at March 31, 2001. The decrease in cash and cash equivalents was primarily due to net repayment of long-term borrowings of $2.9 million.

     Net cash of $1.5 million was provided by operating activities for the six months ended September 30, 2001 compared to net cash of $2.0 million used in operating activities for the six months ended September 30, 2000. The increase in cash provided by operating activities of $3.5 million was primarily due to an increase in net profits and an increase in accrued expenses.

     Net cash of $0.7 million and $1.2 million were used for investing activities for the six months ended September 30, 2001 and 2000, respectively. The decrease in cash used of $0.5 million was primarily due to a decrease in cash used for capital expenditures.


     Net cash of $2.9 million and $2.0 million were used in financing activities for the six months ended September 30, 2001 and 2000 respectively. The increase in cash used was due to an increase of $1.1 million in net payments on long-term debt and capital lease obligations.


     We have a $2.0 million line of credit which expires on June 30, 2002. At September 30, 2001, we had no outstanding balance under this facility and letters of credit outstanding of $0.2 million which reduced the amount available for borrowing. The amounts borrowed under this facility for the six months ended September 30, 2001 were primarily used for operations, repayment of debt and capital expenditures.


     On November 5, 1999, our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. Any repurchases may be made from time to time in the open market or through privately negotiated transactions. During the six months ended September 30, 2001, we did not repurchase any shares of our common stock. Since the inception of the repurchase program, we have repurchased 285,100 shares of our common stock for approximately $498,000. We anticipate that any further repurchases of shares will be funded through cash from operations.


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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their useful lives.

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $43,000 and $86,000, net of taxes, for the three and six months ended September 30, 2001, respectively. Pro forma net loss and net loss per basic and diluted share amounts, for the three and six months ended September 30, 2000, had SFAS 141 and 142 been applied retroactively, would have been approximately $858,000 and $0.07 and $1,680,000 and $0.13, respectively.

     During September 2001, the Company completed its transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Annual Shareholders' Meeting

     On August 9, 2001, Whitman held its annual meeting of shareholders. At the meeting, all of the nominees for director were elected by the vote set forth opposite their names in the table below:

        Election of Directors                      For            Withheld

        Phillip Frost, M.D.                     13,171,581        486,665
        Richard C. Pfenniger, Jr.               13,170,681        487,565
        Jack R. Borsting, Ph.D                  13,171,581        486,665
        Peter S. Knight                         13,170,581        487,665
        Lois F. Lipsett, Ph.D.                  13,171,581        486,665
        Richard M. Krasno, Ph.D.                13,170,481        487,765
        Percy A. Pierre, Ph.D.                  13,171,581        486,665
        Neil Flanzraich                         13,174,681        483,565
        A. Marvin Strait, C.P.A.                13,171,581        486,665

     In addition, the shareholders of Whitman approved an increase in the number of shares of our common stock reserved for issuance under the 1996 Whitman
Education Group, Inc. Stock Option Plan from 2,500,000 shares to 3,250,000 shares. A total of 7,159,511 shares were voted in favor of the increase, 849,236 shares were voted against the increase, 11,629 shares abstained from the vote and 5,637,870 shares were not voted.


Item 5.  Exhibits and Reports on Form 8-K

        (a)    Reports on Form 8-K

     No reports on Form 8-K were filed by Whitman during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     WHITMAN EDUCATION GROUP, INC.
                    (Registrant)



                     By:    /s/ FERNANDO L. FERNANDEZ
                     ----------------------------------------------
                          Fernando L. Fernandez
                          Vice President - Finance, Chief Financial
                          Officer, Treasurer and Secretary




Date:   November 7, 2001
        -----------------