Form 10-Q
period 2001-12-31
WHITMAN EDUCATION GROUP INC
filed 2002-02-06
CIK 352183

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

     As of January 23, 2002, there were 13,752,269 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                                December 31, 2001


                                TABLE OF CONTENTS


                                                                   Page No.
PART I -   Financial Information

Item 1.    Financial Statements..................................        3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................       13


PART II -  Other Information

Item 5.    Exhibits and Reports on Form 8-K......................       18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                       December 31,              March 31,
                                         2001                      2001
                                    ----------------          ---------------
                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents......   $   8,498,252             $  5,892,779
  Accounts receivable, net.......      22,824,419               26,134,128
  Inventories....................       1,694,436                1,516,439
  Deferred tax assets, net.......       2,965,750                3,742,038
  Other current assets...........       1,638,105                1,551,714
                                    ----------------          ---------------
   Total current assets..........      37,620,962               38,837,098
Property and equipment, net......      10,380,851               11,727,583
Deposits and other assets, net...       2,482,441                2,165,024
Goodwill, net....................       9,306,922                9,306,922
                                    ----------------          ---------------
   Total assets..................   $  59,791,176             $ 62,036,627
                                    ================          ===============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..............   $   1,733,439             $  2,356,996
   Accrued expenses..............       4,638,269                3,106,146
   Current portion of capitalized
   lease obligations.............       1,807,631                1,859,195
   Current portion of capital
   expenditure note
   payable.......................       1,300,000                  541,667
   Deferred tuition revenue......      20,824,534               22,500,137
                                    ----------------          ---------------
   Total current liabilities.....      30,303,873               30,364,141
Capitalized lease obligations....       2,337,564                3,379,826
Capital expenditure note payable.       4,983,334                5,958,333
Line of credit...................               -                1,789,897
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value,
      authorized 100,000,000
      shares; issued and
      outstanding 13,709,269 at
      December 31,2001 and
      13,642,472 shares at
      March 31, 2001.............      22,915,048               22,748,613
    Additional paid-in capital...         674,173                  674,173
    Accumulated deficit..........      (1,422,816)              (2,878,356)
                                    ----------------          ---------------
    Total stockholders' equity...      22,166,405               20,544,430
                                    ----------------          ---------------

    Total liabilities and
    stockholders' equity.........   $  59,791,176             $ 62,036,627
                                    ================          ===============



                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                             For the Three Months Ended
                                                    December 31,
                                        --------------------------------------
                                             2001                   2000
                                        ----------------       ---------------

Net revenues....................         $  24,369,149          $  20,878,235

Costs and expenses:
  Instructional and educational
    support.....................            14,770,480             13,385,860
  Selling and promotional.......             3,630,829              3,429,755
  General and administrative....             3,628,924              2,958,630
                                        ----------------       ---------------

Total costs and expenses........            22,030,233             19,774,245
                                        ----------------       ---------------
Income from operations..........             2,338,916              1,103,990
Other (income) and expenses:
  Interest expense..............               215,070                322,445
  Interest income...............               (90,964)               (79,528)
                                        ----------------       ---------------

Income before income tax
  provision.....................             2,214,810                861,073
Income tax provision............               885,924                343,051
                                        ----------------       ---------------

Net income......................         $   1,328,886          $     518,022
                                        ================       ===============
Net income per share:
  Basic.........................         $         .10          $         .04
                                        ================       ===============
  Diluted.......................         $         .09          $         .04
                                        ================       ===============
Weighted average common shares
  outstanding:
  Basic.........................            13,691,976             13,364,052
                                        ================       ===============
  Diluted.......................            14,524,031             13,397,760
                                        ================       ===============


                See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                For the Nine Months Ended
                                                        December 31,
                                           ------------------------------------
                                                2001                 2000
                                           --------------       ---------------

Net revenues......................         $  66,271,563        $  58,278,904

Costs and expenses:
  Instructional and educational
    support.......................            42,546,001           39,263,572
  Selling and promotional.........            10,831,045           10,737,054
  General and administrative......            10,023,206            8,804,030
                                           --------------       ---------------

Total costs and expenses..........            63,400,252           58,804,656
                                           --------------       ---------------
Income (loss) from operations.....             2,871,311             (525,752)
Other (income) and expenses:
  Interest expense................               729,057              850,945
  Interest income.................              (283,646)            (239,185)
                                           --------------       ---------------

Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change in
  accounting principle............             2,425,900           (1,137,512)
Income tax provision (benefit)....               970,360             (453,185)
                                           --------------       ---------------
Income (loss) before cumulative
  effect of change in accounting
  principle.......................             1,455,540             (684,327)
Cumulative effect of change in
  accounting principle,
  net of tax......................                     -             (563,971)
                                           --------------       ---------------

 Net income (loss)................         $   1,455,540        $  (1,248,298)
                                           ==============       ===============

Basic net income (loss) per share:
  Income (loss) before cumulative
    effect of change in
    accounting principle..........         $         .11        $        (.05)
  Cumulative effect of change in
    accounting principle, net of
    tax...........................                     -                 (.04)
                                           --------------       ---------------
Net income (loss) per share.......         $         .11        $        (.09)
                                           ==============       ===============
Diluted net income (loss) per
  share:
  Income (loss) before cumulative
    effect of change in accounting
    principle.....................         $         .10        $        (.05)
  Cumulative effect of change in
    accounting principle, net of
    tax...........................                     -                 (.04)
                                           --------------       ---------------
Net income (loss) per share.......         $         .10        $        (.09)
                                           ==============       ===============
Weighted average common shares
  outstanding:
  Basic...........................            13,669,833            13,358,568
                                           ==============       ===============
  Diluted.........................            14,150,767            13,358,568
                                           ==============       ===============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                 For the Nine Months Ended
                                                       December 31,
                                              --------------------------------
                                                  2001              2000
                                              --------------    --------------
Cash flows from operating activities:
Net income (loss)....................          $  1,455,540     $  (1,248,298)

Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
   Depreciation and amortization.....             2,868,912         3,037,521
   Bad debt expense..................             3,530,641         2,883,296
   Deferred tax expense (benefit)....               776,288          (829,166)
   Changes in operating assets and
   liabilities:
     Accounts receivable.............              (220,932)       (1,978,732)
     Inventories.....................              (177,997)         (131,400)
     Other current assets............               (87,050)         (103,332)
     Deposits and other assets.......              (317,417)           83,195
     Accounts payable................              (623,557)          675,512
     Accrued expenses................             1,532,123        (1,764,494)
     Deferred tuition revenue........            (1,675,603)         (429,725)
                                               -------------    --------------
Net cash provided by operating
  activities.........................             7,060,948           194,377
                                               -------------    --------------

Cash flows from investing activity:
Purchase of property and equipment...            (1,008,413)       (1,472,793)
                                               -------------    --------------
Net cash used in investing activity..            (1,008,413)       (1,472,793)
                                               -------------    --------------
Cash flows from financing activities:
Proceeds from line of credit and
  long-term debt.....................            17,728,494        16,122,709
Principal payments on line of credit,
  long-term debt and capital lease
  obligations........................           (21,341,991)      (18,279,591)
Purchase of common stock ............                     -          (127,936)
Proceeds from purchases in stock
  purchase plan and exercise of
  options............................               166,435            70,073
                                              --------------    --------------
Net cash used in financing
  activities.........................            (3,447,062)       (2,214,745)
                                              --------------    --------------

Increase (decrease) in cash and cash
  equivalents........................             2,605,473        (3,493,161)
Cash and cash equivalents at
  beginning of period................             5,892,779         6,056,738
                                              --------------    --------------
Cash and cash equivalents at end of
  period.............................         $   8,498,252     $   2,563,577
                                              ==============    ==============

   Continued on following page.




                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows - (Continued)
                                   (Unaudited)

                                                 For the Nine Months Ended
                                                        December 31,
                                             ---------------------------------
                                                   2001              2000
                                             ----------------   --------------
Supplemental disclosures of noncash
  financing and investing activities:
Equipment acquired under capital
  leases.............................        $      513,108     $   1,236,643
                                             ================   ==============

Supplemental disclosures of cash flow
  information:
Interest paid........................        $      729,057     $     850,944
                                             ================   ==============
Income taxes paid....................        $        5,000     $         140
                                             ================   ==============













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

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


3.      Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

                         Three Months Ended              Nine Months Ended
                            December 31,                     December 31,
                      ---------------------------    ---------------------------
                          2001           2000             2001          2000
                      -----------   -------------    ------------- -------------
Numerator:
Income (loss) before
  cumulative effect
  of change in
  accounting
  principle.........  $ 1,328,886   $    518,022     $ 1,455,540  $   (684,327)
Cumulative effect of
  change in
  accounting
  principle, net of
  tax...............            -              -                -     (563,971)
                      -----------   ------------     ------------ -------------
Net income (loss)...  $ 1,328,886   $    518,022     $ 1,455,540  $ (1,248,298)
                      ===========   ============     ============ =============
Denominator:
  Denominator for
  basic earnings per
  share-
  weighted average
  shares............   13,691,976     13,364,052       13,669,833    13,358,568
Effect of dilutive
  securities:
  Employee stock
  options...........      832,055         33,708          480,934             -
                      -----------    ------------     ------------- ------------
Dilutive potential
  common shares.....      832,055         33,708          480,934             -
Denominator for
  diluted earnings
  per share-
  adjusted weighted
  - average shares
  and assumed
  conversions.......    14,524,031    13,397,760       14,150,767    13,358,568
                      ============   ============     ============= ============
Basic income (loss)
  before effect of
  change in
  accounting
  principle.........  $        .10    $      .04      $       .11   $      (.05)

Cumulative effect of
  change in
  accounting
  principle, net of
  tax...............             -             -                -          (.04)
                      ------------   -------------    ------------- ------------
Basic net income
 (loss) per share...  $        .10   $       .04      $       .11   $      (.09)
                      ============   =============    ============= ============

Diluted income
 (loss) before
  effect of change
  in accounting
  principle.........  $        .09   $       .04      $       .10   $      (.05)
Cumulative effect of
  change in
  accounting
  principle, net of
  tax...............             -             -                -          (.04)
                      ------------   -------------    ------------- ------------
Diluted net income
 (loss) per share...  $        .09   $       .04      $       .10   $      (.09)
                      ============   =============    ============= ============

                 Whitman Education Group, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)


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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS 144 generally are to be applied prospectively. Whitman does not expect the adoption of SFAS 144 to have a material effect on its results of operations or financial position.

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

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $43,000 and $129,000, net of taxes, for the three and nine months ended December 31, 2001, respectively. Pro forma net income (loss) and net income (loss) per basic and diluted share amounts, for the three and nine months ended December 31, 2000, had SFAS 141 and 142 been applied retroactively, would have been approximately $561,000 and $.04 and $(1,119,000) and $(.08), respectively.

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

     For the three months ended December 31, 2001 and December 31, 2000, comprehensive income were $1,328,886 and $518,022, respectively. For the nine months ended December 31, 2001 and December 31, 2000, comprehensive income was $1,455,540 and comprehensive loss was $1,248,298, respectively.


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

     Summarized financial information concerning Whitman's reportable segments is shown in the following table:


                       For the Three Months             For the Nine Months
                        Ended December 31,               Ended December 31,
                    ------------------------------  ----------------------------
                        2001              2000          2001            2000
                    --------------    ------------  ------------    ------------
Net revenues:
  Associate Degree
    Division....... $ 18,961,395      $15,380,648   $ 51,650,238    $44,327,126
  University Degree
    Division.......    5,407,754        5,497,587     14,621,325     13,951,778
                    --------------    ------------  -------------   ------------
  Total............ $ 24,369,149      $20,878,235   $ 66,271,563    $58,278,904
                    ==============    ============  =============   ============
Income (loss)
  before income tax
  provision
 (benefit) and
  cumulative effect
  of change in
  accounting
  principle:
   Associate Degree
     Division...... $  2,324,627      $   246,384    $ 3,851,871    $  (859,446)
   University
     Degree Division     418,205        1,140,178        324,834      1,361,368
   Other...........     (528,022)        (525,489)    (1,750,805)    (1,639,434)
                    --------------    ------------   ------------- -------------
   Total........... $  2,214,810      $   861,073    $ 2,425,900    $(1,137,512)
                    ==============    ============   ============= =============


                     December 31,        March 31,
                         2001              2001
                    --------------    ------------
Total assets:
  Associate Degree
     Division...... $ 41,366,208      $48,327,713
  University Degree
     Division......    8,390,435       11,895,647
  Other............   10,034,533        1,813,267
                    --------------    -------------
    Total.......... $ 59,791,176      $62,036,627
                    ==============    =============

Item 2          Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2001 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, Whitman's financing needs and plans for future resources, working capital, operations and share repurchases, if any. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary postsecondary educational institutions, (including risks relating to the continued eligibility of our schools to receive funds under Title IV Programs), risks relating to unanticipated attrition or reductions in student enrollment and risks relating to the availability of financing which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                             Three Months Ended          Nine Months Ended
                                December 31,                December 31,
                          -------------------------   -------------------------
                             2001           2000          2001          2000
                          ----------    -----------   -----------   -----------
Net revenues..........      100.0%        100.0%        100.0%        100.0%
                          ----------    -----------   -----------   -----------
Costs and expenses:
  Instructional and
  educational support.       60.6           64.1          64.2          67.4
  Selling and
  promotional.........       14.9           16.4          16.4          18.4
  General and
  administrative......       14.9           14.2          15.1          15.1
                          ----------    -----------   -----------   -----------
Total costs and
  expenses............       90.4           94.7          95.7         100.9
                          ----------    -----------   -----------   -----------
Income (loss) from
  operations..........        9.6            5.3           4.3          (0.9)
Other (income) and
  expenses:
  Interest expense....        0.9            1.6           1.1           1.5
  Interest income.....       (0.4)          (0.4)         (0.5)         (0.4)
                          ----------    -----------   -----------   -----------
Income (loss) before
  income tax provision
 (benefit) and
  cumulative effect of
  change in accounting
  principle...........        9.1            4.1           3.7          (2.0)
Income tax provision
 (benefit)............        3.6            1.6           1.5          (0.8)
                          ----------    -----------   -----------   -----------
Income (loss) before
  cumulative effect of
  change in accounting
  principle...........        5.5            2.5           2.2          (1.2)
Cumulative effect of
  change in accounting
  principle, net of
  tax.................          -              -            -           (0.9)
                          ----------    -----------   -----------   -----------
Net income (loss).....       5.5%            2.5%          2.2%         (2.1)%
                          ==========    ===========   ===========   ===========

     Three months ended December 31, 2001 compared to the three months ended December 31, 2000

     Net revenues increased by $3.5 million or 16.7% to $24.4 million for the three months ended December 31, 2001 from $20.9 million for the three months ended December 31, 2000. This increase was primarily due to a 7.9% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 14.7% increase in average student enrollment and the University Degree Division experienced a 4.0% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and health information specialist programs offered by the Ultrasound Diagnostic Schools and the information technology and allied health programs offered at Sanford-Brown College. The increase in student enrollment in the Associate Degree Division was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts. The decrease in average student enrollment in the University Degree Division was primarily due to a decline in student enrollment in the master's program.

     Instructional and educational support expenses increased by $1.4 million, or 10.3% to $14.8 million for the three months ended December 31, 2001 from $13.4 million for the three months ended December 31, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 60.6% for the three months ended December 31, 2001 as compared to 64.1% for the three months ended December 31, 2000. The increase in instructional and educational support expenses was primarily due to an increase in payroll expenses and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.2 million, or 5.9%, to $3.6 million for the three months ended December 31, 2001 from $3.4 million for the three months ended December 31, 2000. As a percentage of net revenues, selling and promotional expenses decreased to 14.9% for the three months ended December 31, 2001 as compared to 16.4% for the three months ended December 31, 2000. The decrease in selling and promotional expenses as a percentage of net revenues was due to our improved marketing and admissions efforts that allowed us to maintain such expenses relatively unchanged while supporting a growth in revenues.

     General and administrative expenses increased by $0.7 million, or 22.7%, to $3.6 million for the three months ended December 31, 2001 from $3.0 million for the three months ended December 31, 2000. As a percentage of net revenues, general and administrative expenses increased to 14.9% for the three months ended December 31, 2001 as compared to 14.2% for the three months ended December 31, 2000. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits and an increase in bad debt expense in the Associate Degree Division. For the three months ended December 31, 2001, bad debt expense as a percentage of net revenues increased to 4.9% from 4.7% for the three months ended December 31, 2000. The increase in bad debt expense was primarily due to the increase in net revenues for the three months ended December 31, 2001 and to the negative impact of the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation increases the student's obligation to the school from which they have withdrawn and decreases the amount of student federal financial aid received by the school on behalf of the students who withdrew.

     We reported income from operations of $2.3 million for the three months ended December 31, 2001 as compared to income from operations of $1.1 million for the three months ended December 31, 2000. This increase in profitability was primarily due to an increase in income from operations of $2.0 million in the Associate Degree Division which was partially offset by a decrease in income from operations of $0.7 million in the University Degree Division.

     We reported net income of $1.3 million for the three months ended December 31, 2001 and a net income of $0.5 million for the three months ended December 31, 2000. The increase in net income was primarily due to an increase in profitability in the Associate Degree Division.

     Nine months ended December 31, 2001 compared to the nine months ended December 31, 2000

     Net revenues increased by $8.0 million, or 13.7%, to $66.3 million for the nine months ended December 31, 2001 from $58.3 million for the nine months ended December 31, 2000. This increase was primarily due to a 5.5% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 7.3% increase in average student enrollment and the University Degree Division experienced a 1.9% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by the Ultrasound Diagnostic Schools and the information technology and allied health programs offered at Sanford-Brown College. The increase in student enrollment in the Associate Degree Division was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts. The increase in student enrollment in the University Degree Division was primarily due to increased enrollment at Colorado Technical University's Colorado Springs campus.

     Instructional and educational support expenses increased by $3.3 million, or 8.4%, to $42.5 million for the nine months ended December 31, 2001 from $39.3 million for the nine months ended December 31, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 64.2% for the nine months ended December 31, 2001 as compared to 67.4% for the nine months ended December 31, 2000. The increase in instructional and educational support expenses was primarily due to an increase in payroll expenses and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.1 million, or 0.9%, to $10.8 million for the nine months ended December 31, 2001 from $10.7 million for the nine months ended December 31, 2000. As a percentage of net revenues, selling and promotional expenses decreased to 16.4% for the nine months ended December 31, 2001 as compared to 18.4% for the nine months ended December 31, 2000. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to maintain such expenses relatively unchanged while supporting a growth in revenues.

     General and administrative expenses increased by $1.2 million, or 13.9%, to $10.0 million for the nine months ended December 31, 2001 from $8.8 million for the nine months ended December 31, 2000. As a percentage of net revenues, general and administrative expenses remained consistent at 15.1% for the nine months ended December 31, 2001 and 2000. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits and an increase in bad debt expense in the Associate Degree Division. For the nine months ended December 31, 2001, bad debt expense as a percentage of net revenues increased to 5.3% from 4.9% for the nine months ended December 31, 2000. The increase in bad debt expense was primarily due to the negative impact of the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation increases the student's obligation to the school from which they have withdrawn and decreases the amount of student federal financial aid received by the school on behalf of the students who withdrew.


     We reported income from operations of $2.9 million for the nine months ended December 31, 2001 as compared to a loss from operations of $0.5 million for the nine months ended December 31, 2000. This increase in profitability was primarily due to an increase in income from operations of $4.7 million in the Associate Degree Division which was partially offset by a decrease in income from operations in the University Degree Division of $1.2 million.


     We reported net income of $1.5 million for the nine months ended December 31, 2001 and a net loss of $1.2 million for the nine months ended December 31, 2000. The increase in net income was primarily due to an increase in profitability in the Associate Degree Division and the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million for the nine months ended December 31, 2000.


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


Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2001 and March 31, 2001 were $8.5 million and $5.9 million, respectively. The increase in cash and cash equivalents was primarily due to net income of $1.5 million generated for the nine months ended December 31, 2001. Our working capital totaled $7.3 million at December 31, 2001 and $8.5 million at March 31, 2001.

     Net cash of $7.0 million was provided by operating activities for the nine months ended December 31, 2001 compared to net cash of $0.2 million provided by operating activities for the nine months ended December 31, 2000. The increase of $6.8 million was primarily due to an increase in net profits of $2.7 million, a net increase in accounts payable and accrued expenses of $2.0 million, and a decrease in net deferred income taxes of $1.6 million.

     Net cash of $1.0 million was used in an investing activity for the nine months ended December 31, 2001 compared to net cash of $1.5 million used in an investing activity for the nine months ended December 31, 2000. The decrease of $0.5 million was primarily due to a decrease in cash used for capital expenditures.

     Net cash of $3.4 million was used in financing activities for the nine months ended December 31, 2001, compared to net cash of $2.2 million used in financing activities for the nine months ended December 31, 2000. The increase in cash used in financing activities was due primarily to an increase of $1.5 million in net payments on long-term debt and capital lease obligations.

     We have a $2.0 million line of credit which was scheduled to expire on June 30, 2002. In November, 2001, we extended the expiration date on the line of credit to October 31, 2002. At December 31, 2001, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing.

     On November 5, 1999 our Board of Directors authorized the repurchase of up to $1.0 million of our common stock. Any repurchases may be made from time to time in the open market or through privately negotiated transactions. During the nine months ended December 31, 2001, we did not repurchase any shares of our common stock. Since the inception of the repurchase program, we have repurchased 285,100 shares of our common stock for approximately $498,000. We anticipate that any further repurchases of shares will be funded through cash from operations.

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

     Whitman has elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $43,000 and $129,000, net of taxes, for the three and nine months ended December 31, 2001, respectively. Pro forma net income (loss) and net income (loss) per basic and diluted share amounts, for the three and nine months ended December 31, 2000, had SFAS 141 and 142 been applied retroactively, would have been approximately $561,000 and $.04 and $(1,119,000) and $(.08), respectively.

     During September 2001, the Company completed its transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill.

                                          PART II - OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K


        (a)    Reports on Form 8-K

               No reports on Form 8-K were filed by Whitman during the quarter ended December 31, 2001.


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

Date:   February 6, 2002