Form 10-K
period 2002-03-31
WHITMAN EDUCATION GROUP INC
filed 2002-06-12
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2002          Commission file number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

  State of Florida                                         22-2246554
--------------------------------------    --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
  Incorporation or Organization)

4400 Biscayne Boulevard, Miami, FL , 33137                (305) 575-6510
------------------------------------------     ---------------------------------
(Address of Principal Executive Offices)        (Registrant's Telephone Number,
                                                      Including Area Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------             -----------------------------------------
Common Stock, No Par Value                       American Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 3, 2002, there were 13,924,670 shares of Common Stock outstanding.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 3, 2002 was approximately $60,509,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of our Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders scheduled to be held in August 2002 are incorporated by reference into Part III of this Report.

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS
                                                                           PAGE
                                     PART I

Item 1.    Business......................................................      3

Item 2.    Properties....................................................     20

Item 3.    Legal Proceedings.............................................     21

Item 4.    Submission of Matters to a Vote of Security Holders...........     21
           Executive Officers of the Registrant..........................     21

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................     22

Item 6.    Selected Financial Data.......................................     24

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     25

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....     35

Item 8.    Financial Statements and Supplementary Data...................     35

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................     35

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............     36

Item 11.   Executive Compensation........................................     36

Item 12.   Security Ownership of Certain Beneficial Owners and Management     36

Item 13.   Certain Relationships and Related Transactions................     36

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................     36

                                     PART I

Item 1.           Business.

     You are cautioned that the following text concerning our business should be read in conjunction with the "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 and that certain statements made in this Annual Report on Form 10-K are qualified by the risk factors set forth in that section. Please keep in mind while reading this report that:

     "We," "Us," "Our" and "Whitman" refer to Whitman Education Group, Inc. and its subsidiaries.

     "Colorado Tech" refers collectively to the three campuses of Colorado Technical University.

     "Sanford-Brown" refers collectively to our five Sanford-Brown College campuses.

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

     In December 1994, we acquired Sanford-Brown, a nationally-accredited college founded in 1868, which offers associate degree programs in business, computer technology and healthcare. With three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois, Sanford-Brown added approximately 1,500 students to our enrollment. Sanford-Brown, together with UDS, created a network of 20 schools offering both associate degrees and non-degree programs in healthcare, information technology and business. These 20 schools comprise our Associate Degree Division.

     In March 1996, we relocated our headquarters from New Jersey to Miami, Florida and we further broadened our degree program offerings by acquiring Colorado Tech in Colorado Springs, Colorado. Founded in 1965, Colorado Tech is a regionally-accredited institution offering doctorate, master and bachelor degrees in various information technology and business fields. Through the acquisition of Colorado Tech, we realized one of our goals of offering a full range of degree programs. The maturity of Colorado Tech and the quality of its programs also created the opportunity for us to expand by replicating the Colorado Tech model either in new locations or through the conversion of acquired institutions. Colorado Tech comprises our University Degree Division.

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

     Although the curricula was career-oriented at Huron University, Huron University's Huron campus principally directed its efforts to serving more traditional students, younger adults pursuing degree-based higher education upon graduation from high school. There are fundamental differences in a campus serving working adults and a campus serving more traditional students. As a consequence of a strategic decision to focus our efforts on adult learners, in August 1999 we sold our Huron University campus in Huron, South Dakota to an investor group including members of the campus management team. As part of the sale, we agreed to guarantee $1.1 million of the indebtedness that the purchaser assumed in the transaction, and we retained a minority interest in the school. In addition, we extended a loan of $500,000 to the former campus President to assist him in funding the transaction.

     In April 2001, the investor group sold the school to a not-for-profit college. This transaction released us from any further obligations associated with the school, including our guarantee. In connection with the sale we recorded a one-time non-recurring non-cash charge of approximately $1.2 million, or $0.05 per diluted share, in the fiscal quarter ended March 31, 2001 relating to our minority interest in the campus. For further discussion of this transaction see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Divestiture of Huron University".

     The UDS Pittsburgh campus stopped admitting new students in February 2002, and is expected to close after existing students have completed their programs. These students are expected to finish their programs by October 2002.


The Postsecondary Education Market

     The postsecondary education market in the United States is estimated to exceed $235 billion annually, with more than 15.2 million students enrolled in over 6,600 postsecondary institutions eligible to participate in Title IV federal aid programs. According to the United States Department of Education, the population enrolled in such institutions will increase by nearly 1.8 million students to over 17 million students by the year 2011. Further, of the Title IV financial aid eligible institutions, approximately 2,500 are for-profit, with approximately 800 of those offering associate degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall postsecondary education market.

     Additionally, we believe that the market for entry-level associate degree candidates is enhanced by the increasing number of new high school graduates, projected to increase from 2.8 million in 1999 to 3.1 million in 2011. Further, we believe the market for entry level associate degree candidates is also enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center for Education Statistics, this percentage increased from approximately 53% in 1983 to 63% in 2000. In addition, the number of adult learners is increasing. Adult learners represent a large group of postsecondary students that has grown significantly in recent years. Since 1970, the percentage of students over the age of 24 has risen from 28% of all postsecondary students to more than 39% or
5.8 million in 1999, according to the National Center for Education Statistics.

     Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic and is expected to continue to drive growth in the postsecondary education market. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and, in the year 2000 it was projected, 85% of the jobs required education or training beyond high school. This shift is reflected by the income premium placed on postsecondary education. According to the United States Census Bureau, in 2000, a full-time male worker over the age of 24 with an associate degree earned an average of 29% more per year than a comparable worker with only a high school diploma, and a full-time male worker over the age of 24 with a bachelor degree earned an average of 88% more per year than a comparable worker with only a high school diploma.


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

     In the short term, we believe that our best opportunity for achieving growth will come from the integration of existing operations with the basic objectives of increasing revenues at existing schools and improving overall operating efficiencies at each school and within our operations as a whole. To accomplish our goal of increasing revenues from our existing schools, we intend to increase enrollment by adding curricula at our existing locations and by improving our marketing efforts. We also intend to expand our educational programs by developing new curricula. To accomplish our goal of increasing operating efficiencies at each school and within our operations as a whole, we intend to continue to leverage our infrastructure by increasing our marketing efforts, improving the distribution of our curricula among our existing campuses and developing new high demand programs.

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

Operating Structure

     We operate as two divisions: the University Degree Division and the Associate Degree Division. Each division focuses on a different segment of the postsecondary career education market. Our corporate office provides various centralized administrative services to each of our divisions and has a management structure which develops and implements corporate policies and procedures within each division. Each division has campus managers who oversee the daily operations of their campuses and district directors who oversee multiple campus locations. We believe that this management structure allows local school management to develop valuable local market experience and relationships with both the community and employers that are vital to the adult career education market, while still realizing the economies of scale and degree of control associated with centralization.

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


Educational Programs

     We offer a range of career-oriented postsecondary educational programs, substantially all of which are in the areas of healthcare, information technology and business. We offer various concentrations in these programs at the associate, bachelor, master and doctorate levels as well as the professional diploma and certificate levels. Our programs are designed primarily to serve the adult learner seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Each institution maintains curriculum action groups, comprised of faculty, campus program directors and corporate curriculum specialists, that periodically review and revise curricula as a result of feedback from students, local advisory boards comprised of professionals in career fields related to the programs and local employers.

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

                                           CERTIFICATE PROGRAMS
BACHELOR DEGREE PROGRAMS                   C++ Programming
Computer Engineering                       Comp TIA A+
Computer Science                           Comp TIA Network
e-Business                                 Computer Network Telecommunications
Information Technology                     Computer Systems Security
Information Technology Management          Contract Management
Telecommunications Engineering Technology  Digital Telecommunications
Electrical Engineering                     e-Business Entrepreneurship
Electrical Engineering Technology          e-Business Management
Management                                 Logistics Systems Management
Management Information Systems             MCSE Preparation
Criminal Justice                           Object-Oriented Development
Accounting                                 Professional Communication
Finance                                    Project Management
Project Management                         Semiconductor Manufacturing
                                           Software Engineering
                                           Quality Management
                                           Visual Basic Programming
                                           Java Programming
                                           Oracle Application Development
                                           Oracle Database Administration
                                           Software Project Management
                                           Web Administration
                                           Web Application Development
                                           Web Page Development
                                           Web Programming & e-Commerce
                                           UNIX Programming and Administration


                            ASSOCIATE DEGREE DIVISION

                              Sanford-Brown College
--------------------------------------------------------------------------------

ASSOCIATE DEGREE PROGRAMS                  PROFESSIONAL DIPLOMA PROGRAMS
Network Technology                         Network Technology
Computer Support Specialist                Computer Support Specialist
Computer Support Technician                Computer and Internet Programming
Computer and Internet Programming          Practical Nursing
Respiratory Therapy                        Medical Assistant
Radiography                                Accounting
Nursing                                    Office Technology
Medical Assistant                          Medical Coding/Billing Specialist
Business Administration
Office Administration                      CERTIFICATE PROGRAM
Paralegal Studies                          Network Specialist
Network Administration
Web Programming
Health Information Technology

                          Ultrasound Diagnostic School
--------------------------------------------------------------------------------
SPECIALIZED ASSOCIATE DEGREE              PROFESSIONAL DIPLOMA PROGRAMS
PROGRAMS (Florida campuses only)          Diagnostic Medical Ultrasound
Diagnostic Medical Ultrasound             Non-Invasive Cardiovascular Technology
Non-Invasive Cardiovascular Technology    Medical Assistant
                                          Surgical Technology
                                          Health Information Specialist

     The following table provides information as of April 30, 2002 regarding the programs offered by each of our schools:
                                                                      LENGTH OF
                            TYPE OF      NUMBER OF      NUMBER OF       PROGRAM
SCHOOL                      PROGRAM      LOCATIONS      STUDENTS    (IN MONTHS)1
---------------------      ----------  ------------   -----------  -------------
University Degree Division
--------------------------
Colorado Technical
University                 Doctorate         1             51           36
                           Master            3            512         18-21
                           Bachelor          3          1,664           36
                           Associate         3            391           18
                           Non-degree        3            156         Varies
                                                          ---
   School Total                                         2,774
                                                        =====


Associate Degree Division
--------------------------
Sanford-Brown College      Associate         4            712         14-21
                           Non-degree        5            863          8-14
                                                        -----
   School total                                         1,575
                                                        =====

Ultrasound Diagnostic
   School                  Non-degree        15         4,360          8-19
                           Specialized
                             Associate       3            293         12-19
                                                        -----
   School total                                         4,653
                                                        =====

   Total                                                9,002
                                                        =====


     Tuition and fees for our programs vary depending on the nature of the program and the location of the school. Based on rates to be implemented during the current fiscal year, tuition and fees for the non-degree programs in the Associate Degree Division range from approximately $11,000 for the eight-month medical assistant program offered by UDS to approximately $24,000 for the longest associate degree programs offered by Sanford-Brown. At Colorado Tech, tuition and fees range from approximately $37,000 to $40,000 for the bachelor degree programs, $15,000 to $16,000 for the master's program and approximately $31,000 for the doctorate program.

     Academic schedules are designed to meet the needs of the adult student. UDS offers all of its programs during both day and evening classes beginning generally every five weeks. Sanford-Brown's programs begin quarterly and are offered both during the day and evening. Degree programs at Colorado Tech's Colorado Springs, Denver and Sioux Falls campuses are offered principally in the evening to accommodate the Colorado Tech student who is typically a working adult.

 --------------------------
     1 At Colorado Tech, the working adult students typically do not attend their programs on a full-time basis. Therefore, it generally takes longer than the stated program length to complete the program.

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


Competition

     The postsecondary education industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of our schools has various competitors, which may include public and private colleges, other proprietary institutions, hospital based programs and institutions offering Internet-based curricula. As discussed above, Colorado Tech is exploring Internet-based courses and programs and is considering offering entire degree programs over the Internet. To the extent that Colorado Tech enters the market for Internet-based degree programs, it will become subject to competition from a larger group of educational institutions both public and private, including institutions out of the geographic areas in which Colorado Tech campuses are located with which Colorado Tech has not traditionally competed.

     Competition in the career-oriented postsecondary education market for adult learners is typically based on the nature and quality of the programs offered, flexibility of class scheduling, service to the student customers and employability of graduates. Certain public and private colleges may offer programs similar to ours at a lower tuition cost due in part to government subsidies, foundation grants, tax deductible contributions and other financial resources not available to proprietary institutions. However, tuition at private, non-profit institutions is generally higher than the average tuition rates of our schools.

Supervision and Regulation

     General. Each of our schools is subject to regulation by: (i) the state in which it operates; (ii) its accrediting body; and (iii) because they are certified to participate in federal financial aid programs ("Title IV Programs") authorized under the Higher Education Act of 1965, as amended, by the United States Department of Education. The loss of authorization to operate in states in which we currently operate, the withdrawal of accreditation from our schools, the loss of our schools' accrediting bodies accreditations, or the loss of the schools' eligibility to participate in Title IV Programs would have a material adverse effect on our operations.

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

     Pursuant to provisions of the Higher Education Act, the Department of Education relies in part on accrediting agencies and state licensing bodies to determine whether an institution's educational programs qualify it to participate in the Title IV Programs. As required under the Title IV Program rules, each of our schools is accredited by an accrediting agency recognized by the Department of Education. If one of our schools' accrediting agencies were to lose its recognition with the Department of Education we would be required to obtain a new accrediting agency for that school or risk that school losing its eligibility to receive Title IV funds.

     The Higher Education Act requires accrediting agencies recognized by the Department of Education to review many aspects of an institution's operations to ensure, among other things, that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the Higher Education Act, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education.

     If an accrediting agency believes that an institution or program may be out of compliance with accrediting standards, it may require the institution to take appropriate action to bring it into compliance, place the institution on probation or a similar warning status or it may direct the institution to show cause why its accreditation should not be revoked. An accrediting agency also may place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. While on probation, show cause or reporting status, an institution may be required to seek permission of its accrediting agency to open and commence instruction at new locations or initiate new academic programs. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Each of our schools currently maintains institutional accreditation.

     Federal Financial Aid Programs. We derive a majority of our revenue from students who participate in Title IV Programs under the Higher Education Act. The potential loss of any of our school's eligibility to participate in these programs would have a material adverse effect on our operations.

     A brief description of the Title IV Programs in which we participate follows:

     Federal Pell Grant ("Pell"). Federal Pell Grants are a primary component of the Title IV Programs under which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit on the number of eligible students. For the 2001-2002 award year, Pell Grants range from $400 to $3,750 per year.

     Federal Supplemental Educational Opportunity Grant ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards for eligible students generally range in amount from $100 to $4,000 per year. The availability of FSEOG awards to a particular institution is limited by the amount of those funds allocated to the institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 2000-2001 award year, our required 25% institutional match was approximately $132,000.

     Federal Family Education Loan Program ("FFEL"). The FFEL program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, an eligible undergraduate student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. A graduate student may borrow up to $8,500 per academic year. Eligible students with financial need qualify for interest subsidies while in school and during grace periods. Eligible students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such undergraduate students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Graduate students may borrow an additional $10,000 per academic year. The aggregate amount of FFEL funds a student may receive is capped at $46,000 for undergraduate students and $138,500 for graduate or professional students. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Our schools and their students use a number of lenders and guaranty agencies. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we can make no assurances in this regard. The Higher Education Act requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     Federal Perkins Loan Program ("Perkins"). Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the Department of Education. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to students currently enrolled. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program. During the 2000-2001 award year, its 25% institutional match was approximately $6,000.

     Federal Work Study ("FWS"). Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 7% of an institution's FWS allocation must be used to fund student employment in community service positions. During the 2000-2001 award year, our 25% institutional match was approximately $59,000.

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

     Provisional Certification. Under certain circumstances, an institution may be placed on provisional certification status for a period not to exceed three years. Provisional certification generally does not limit an institution's access to Title IV funds but differs from full certification in that (i) a provisionally certified school may be terminated from eligibility to participate in Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school; (ii) a provisionally certified institution must seek approval before disbursing Title IV funds to students attending any newly established additional location that provides 50% or more of an educational program; and (iii) the Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in Title IV Programs. If an institution successfully participates in Title IV Programs during a period of provisional certification but fails to satisfy the full certification criteria, the Department of Education may renew the institution's provisional certification. Any institution seeking eligibility to participate in Title IV Programs after a change in control will be provisionally certified for a limited period, following which the institution may be required to reapply for continued eligibility. Sanford-Brown recently has received provisional certification effective through March 2004 as a result of a "merger" of the Sanford-Brown Colleges in Missouri and Illinois in which Sanford-Brown College in Illinois, formerly a freestanding institution, became an additional location of Sanford-Brown College in Missouri.

Legislative Action

     Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. Accordingly, the statutory and regulatory provisions described herein are subject to change. The most recent reauthorization in 1998 reauthorized the Higher Education Act through 2003. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition.

     In addition, Congress reviews and determines federal appropriations for Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in the annual appropriation bills and in other laws it enacts between reauthorizations of the Higher Education Act. Because a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action also may increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

     The 90/10 Rule. The Higher Education Act requires that an annual calculation be made for each proprietary school of the percentage of its Title IV Program receipts to its total receipts from Title IV eligible program funds. Under this rule, a proprietary school will be ineligible to participate in Title IV Programs if, under a modified cash basis of accounting and according to certain assumptions imposed by the Department of Education, more than 90% of its revenues from its Title IV eligible programs for the prior fiscal year, were derived from Title IV Program funds. If one of our schools were to fail the 90/10 rule for a particular fiscal year, it would be ineligible to participate in Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our schools violated the 90/10 rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution. For the fiscal year ended March 31, 2002, our schools met the 90/10 rule with percentages of revenues derived from Title IV Program funds ranging from 29% to 78%.

     Administrative Capability. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV Programs. The Department of Education has issued regulations that require each institution to satisfy a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in Title IV Programs or must be placed on provisional certification status as a condition of such continued participation. For the fiscal year ended March 31, 2002, our schools met all of the administrative capability requirements.

     Incentive Compensation. The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activities or in making decisions regarding the awarding of student financial assistance. The Department of Education has provided only limited guidance respecting compliance with this requirement. Our employees involved in student recruitment, admissions or financial aid receive a salary and participate in a profit-sharing bonus plan available to all employees. Based on written guidance from the Department of Education, we believe that our method of compensating these employees complies with the requirements of the Higher Education Act. The regulations do not, however, establish clear standards for compliance, and there can be no assurance that the Department of Education will interpret its regulations in the same manner as we have.

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

     Once these ratios are computed on the basis of an institution's annual audited financial statements, they are adjusted by strength factors, weighted and added to create the composite score which may range from negative one to three. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the Department of Education determines that an institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If such an institution's composite score is
1.0 or greater but less than 1.5, and the institution otherwise meets the requisite financial responsibility requirements, the institution may continue to participate in Title IV Programs as a financially responsible institution for a period of no more than three consecutive years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in Title IV Programs on this basis must participate in the Title IV Programs on the reimbursement or cash monitoring method of payment under which an institution must disburse its own funds to students before receiving Title IV Program funds and must provide the Department of Education with timely information with respect to certain matters and financial events. The Department of Education also may request from such institutions additional information about their current operations and/or future plans. In addition, if an institution is deemed not to be financially responsible because it has achieved a composite score of less than 1.5, the institution may establish financial responsibility by posting an irrevocable letter of credit in favor of the Department of Education in an amount equal to not less than one-half the Title IV Program funds received by students enrolled at such institution during the prior fiscal year.

     For purposes of these standards, Sanford-Brown and Colorado Tech have historically been evaluated as distinct entities, while the Department of Education has evaluated UDS on the basis of the financial performance of Whitman as a whole. However, the regulations allow the Department of Education to evaluate an institution based on its own financial condition or that of its corporate parent and there can be no assurance that the method by which the Department of Education evaluates our schools will not change in the future. Under these standards, our composite score on a consolidated basis (as historically applied to UDS) is 2.3, Colorado Tech's composite score is 3.0 and Sanford-Brown's composite score is 2.9.

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

     Another measure of financial responsibility is an institution's ability to make timely refunds to students and the Title IV programs. If as a result of an audit conducted by the Department of Education, Whitman's independent auditor, or a guaranty or state authorizing agency, there is a finding that one or more of our schools did not make timely refunds in either of its last two fiscal years, that school could be required to submit an irrevocable letter of credit to the Secretary of the Department of Education equal to 25 percent of the total amount of Title IV Higher Education Act program refunds the school made or should have made during its most recently completed fiscal year, in order to maintain financial responsibility. Based on this standard, in October 2001, we posted letters of credit amounting to $420,000 as a result of late refund findings with respect to fiscal years 2000 and 2001.

     Cohort Default Rates. The regulations require the calculation of a cohort default rate on FFEL loans received by current and former students who have attended our institutions. The cohort default rate measures the percentage of students who enter repayment on FFEL loans in a particular federal fiscal year and default before the end of the following federal fiscal year. If a institution's official cohort default rate equals or exceeds 25% for each of its three most recent federal fiscal years for which data is available, it becomes ineligible to participate in the FFEL and Pell programs for the remainder of the year in which the Department of Education makes that determination and the subsequent two years. An institution also may become ineligible to participate in all Title IV Programs if its official default rate exceeds 40% in any one fiscal year. Such actions may be appealed. A school's cohort default rate is published annually by the Department of Education. The most recent official cohort year published was for fiscal year 1999 (published in October 2001). UDS's official 1999 rates ranged from 6.3% to 10.3%; Sanford-Brown's official 1999 rate was 6.3% and Colorado Tech's official 1999 rate was 3.3%. All of our schools' preliminary 2000 default rates were below 25% with no preliminary rate exceeding 11.4%. The fiscal year 1999 cohort default rates for all of our schools were 6.7% on a weighted average basis; the average rate for all proprietary institutions in the United States for the same period was approximately 9.3%.

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

     Change in Ownership Resulting in a Change in Control. A change of ownership which results in a change in control (as defined below) of Whitman or one or more of our institutions will trigger a review of the certification and eligibility of all (if Whitman changes ownership) or some of our schools to participate in Title IV Programs, and may cause all or some of our institutions to lose their eligibility pending recertification by the Department of Education. Such change in ownership and control could also require reauthorization to operate by individual states and trigger a review by each of our school's accrediting bodies. The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application for recertification. The Department of Education has implemented regulations that permit institutions to apply for such temporary provisional certification within ten days after a change of ownership and control. As a result, it is possible for an institution to change ownership resulting in a change of control without experiencing an interruption in Title IV funding.

     With regard to publicly held companies, the Department of Education generally has adopted the change of ownership and control standards used in reporting such events under federal securities laws. A change in control of Whitman which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would also require our schools to seek recertification from the Department of Education as outlined above. In addition, in accordance with Department of Education regulations effective July 1, 2001, a publicly held company participating in the Title IV Programs is deemed to experience a change in ownership and control when a person who is a controlling shareholder of the corporation ceases to be a controlling shareholder. The Department of Education defines a controlling shareholder to be a shareholder who holds or controls through agreement both (i) 25 percent or more of the total outstanding voting stock of the corporation and (ii) more shares of voting stock than any other shareholder. A controlling shareholder does not include a shareholder whose sole stock ownership is held (i) as a U.S. institution's investor as defined under securities laws, (ii) in mutual funds, (iii) through a profit-sharing plan in which all full-time permanent employees are included, or
(iv) through an Employee Stock Ownership Plan.

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

     Each accrediting body and state agency which authorizes us to operate our schools has different regulations regarding changes in control which could require re-authorization or re-accreditation. Our failure to obtain state re-authorization or re-accreditation of any of our schools subsequent to a change in control would threaten the school's eligibility to participate in the Title IV programs.

     Compliance Audits. Our institutions are subject to audits or program compliance reviews by various external agencies, including the Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the Department of Education or another regulatory agency were to determine that one of our institutions had improperly disbursed Title IV Program funds or had violated a provision of the Higher Education Act or the implementing regulations, the affected institution could be required to repay such funds to the Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. If the Department of Education viewed the violation as significant, the Department of Education also could transfer the institution from the advance system of receiving Title IV Program funds to the cash monitoring or reimbursement method of payment, under which a school must disburse its own funds to students and document students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements also could subject us to other civil and criminal sanctions including a proceeding to impose a fine, place restrictions on an institution's participation in Title IV Programs or terminate its eligibility to participate in the Title IV Programs. Potential restrictions may include a suspension of an institution's ability to participate in Title IV Programs for up to 60 days and/or a limitation of an institution's participation in Title IV programs, either by limiting the number or percentage of students enrolled who may participate in Title IV Programs or by limiting the percentage of an institution's total receipts derived from Title IV Programs. The Department of Education also may initiate an emergency action to temporarily suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

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

     An institution must notify the Department of Education of any location at which it provides 50% or more of an academic program and may be required to file an application seeking eligibility for such a location. Under Department of Education regulations effective July 1, 2001, an institution must apply for approval for any new additional location at which the institution offers 50% or more of an educational program if: 1) the institution is provisionally certified; 2) the institution receives Title IV Program funds under the reimbursement or cash monitoring payment method; 3) the institution acquires the assets of another Title IV participating institution that provided educational programs at that location; 4) the institution would be subject to loss of eligibility based on its merger or entrance into a similar transaction
(including a change of name or address) with an institution that operated at substantially the same address as the new location and has lost its Title IV eligibility due to high cohort rates (as described above); or 5) the Secretary of Education previously notified the institution that it must apply for approval of an additional location. Under this standard, only Sanford-Brown would be required under regulation to seek approval for a new additional location at which the Sanford-Brown provides 50% or more of an educational program.

     An additional location must satisfy all applicable requirements for institutional eligibility, with the exception of the requirement that it operate for two years prior to obtaining Title IV funds.

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


Employees

     At March 31, 2002, we had 752 full-time and 465 part-time employees of whom 565 were faculty and 559 were administrative personnel at the various schools. The remaining employees were employed by us at our administrative offices.


Forward-Looking Statements; Business Risks

     Sections of this Report contain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. These statements are based on our current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced.

     Forward-looking statements contained in this Report may relate to: (i) our future operating plans and strategies; (ii) the growth of the postsecondary education market due to (a) the increasing number of high school graduates and adult learners and (b) because of the focus placed on postsecondary education, the continuing shift from non-skilled to skilled workers; (iii) the expansion of our business through the addition of new curricula or new locations, or by acquisitions; (iv) our anticipated need for and our ability to fund capital expenditures associated with the relocation and upgrade of facilities in fiscal 2003; (v) the Department of Education's enforcement or interpretation of existing regulations affecting our operations; (vi) the seasonality of our results of operations; and (vii) the sufficiency of our working capital, financings, including our ability to increase our borrowing if necessary, and cash flow from operating activities for our future operating and capital requirements.

     We wish to caution you that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf: (i) our plans, strategies, objectives, expectations and intentions, are subject to change at any time at our discretion; (ii) the effect of, and our and our accrediting bodies' ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and our eligibility to participate in, student financial aid programs; (iii) our ability to assess and meet the educational needs and demands of our students and the employers with whom they seek employment; (iv) the effect of competitive pressures from other educational institutions; (v) our ability to execute our growth strategy and manage planned internal growth; (vi) our ability to locate, obtain and finance favorable school sites, negotiate acceptable lease terms, and hire and train employees; (vii) the effect of economic conditions in the postsecondary education industry and in the economy generally including changes and fluctuations in interest rates; (viii) our ability to adapt to technological and other developments, including Internet-based curricula; (ix) the role of the Department of Education's, Congress' and the public's perception of for-profit education as it relates to changes in the Higher Education Act and regulations promulgated thereunder; and
(x) the effects of changes in taxation and other government regulations.

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

Our schools are operated from the following leased premises:

                                                               Size of facility
  Location of School                      School              (in square feet)
  ------------------                      ------              ------------------

  Colorado Springs, Colorado           Colorado Tech                80,000
  Sioux Falls, South Dakota            Colorado Tech                21,064
  Denver, Colorado                     Colorado Tech                18,298
  North Kansas City, Missouri          Sanford-Brown                38,500
  Fenton, Missouri                     Sanford-Brown                25,200
  Hazelwood, Missouri                  Sanford-Brown                24,500
  St. Charles, Missouri                Sanford-Brown                14,650
  Granite City, Illinois               Sanford-Brown                12,253
  New York, New York                        UDS                     14,500
  Carle Place, New York                     UDS                     15,478
  Iselin, New Jersey                        UDS                     15,490
  Atlanta, Georgia                          UDS                     11,469
  Bellaire, Texas                           UDS                     15,395
  Tampa, Florida                            UDS                     14,412
  Dallas, Texas                             UDS                     15,235
  Trevose, Pennsylvania                     UDS                     10,204
  Elmsford, New York                        UDS                     10,034
  Jacksonville, Florida                     UDS                     15,800
  Springfield, Massachusetts                UDS                     17,617
  Pittsburgh, Pennsylvania                  UDS                      6,238
  Fort Lauderdale, Florida                  UDS                     14,808
  Independence, Ohio                        UDS                     11,282
  Landover, Maryland                        UDS                      7,703

     We believe that all of our present campus facilities are suitable and adequate for their current uses. We monitor the suitability of our campus facilities to anticipate where demand for our products will create overcrowding or exceed capacity of existing facilities and seek to expand or relocate such campuses. In connection with the expected "teach out" of our UDS campus in Pittsburgh, Pennsylvania, we expect that the leased premise located there will be closed upon the conclusion of that program.

Item 3.   Legal Proceedings.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.


Executive Officers of the Registrant

     Set forth below is a list of the names, ages, positions held and business experience during the past five years of the persons serving as our executive officers as of March 31, 2002. Officers serve at the discretion of our Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

     Richard C. Pfenniger, Jr. Mr. Pfenniger, age 46, has been our Chief Executive Officer and Vice Chairman since 1997 and a director since 1992. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation from 1994 to 1997. He served as Senior Vice President--Legal Affairs and General Counsel of IVAX from 1989 to 1994, and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice.


     Fernando L. Fernandez. Mr. Fernandez, age 41, has served as our Vice President--Finance, Chief Financial Officer, Secretary and Treasurer since 1996. Prior to joining us, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the American Stock Exchange under the symbol "WIX". The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                         2002
                           -------------------------------
                               High               Low
                           ---------------  --------------
Quarter Ended 6/30/01       $  3.05          $   2.00
Quarter Ended 9/30/01          3.70              2.75
Quarter Ended 12/31/01         4.80              3.00
Quarter Ended 3/31/02          5.92              4.40

                                         2001
                           -------------------------------
                               High               Low
                           --------------  ---------------
Quarter Ended 6/30/00       $  2.38          $   1.13
Quarter Ended 9/30/00          2.50              1.19
Quarter Ended 12/31/00         3.13              1.00
Quarter Ended 3/31/01          3.26              1.94

     As of the close of business on June 3, 2002, there were approximately 282 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

     We maintain our Amended and Restated 1996 Stock Option Plan, our 1992 Incentive Stock Option Plan, our 1986 Directors and Consultants Stock Option Plan, and our Employee Stock Purchase Plan. Additionally, we have entered into an individual arrangement outside of these equity plans with Richard C. Pfenniger, Jr., our Chief Executive Officer providing for the award to Mr. Pfenniger of options to acquire shares of our common stock. The following table provides summary information of the equity awards under these compensation plans.


                      Equity Compensation Plan Information

                                                             Number of
                                                             securities
                      Number of                              remaining available
                      securities                             for future issuance
                      to be issued      Weighted-average     under equity
                      upon exercise     exercise price of    compensation plans
                      of outstanding    outstanding         (excluding
                      options,          options, warrants    securities
                      warrants          and rights           reflected in column
Plan Category         and rights                                  (a))
--------------     ------------------  ------------------   --------------------
                         (a)               (b)                    (c)

Equity
compensation
plans
approved by
security
holders                3,923,937            $ 3.79                  4,715,250

Equity
compensation
plans not
approved by
security
holders                  185,000           $ 5.25
                                                                         -
                   ------------------                       --------------------

Total                  4,108,937           $ 3.86                   4,715,250
                   ==================  ==================   ====================


     On March 3, 1997, we retained Mr. Pfenniger as our Chief Executive Officer. In connection with the commencement of his employment with us we granted him options to acquire 300,000 shares of our common stock. We granted Mr. Pfenniger options covering 115,000 of these shares under our 1996 Plan and granted the remaining options to him outside of our equity compensation plans in a grant that was not approved by our shareholders. The terms of the grants are identical and the options have a per share exercise price equal to $5.25, the per share fair market value of the common stock on the date of grant. Mr. Pfenniger's options vest ratably over 4 years after the date of grant and expire 7 years after the date of grant. Vested options held by Mr. Pfenniger may be exercised after termination of his employment (other than as a result of a termination of his employment for "cause" as defined in the applicable grant) until either the original expiration date for the option or the date which is one year after the effective date of the termination of his employment, whichever is earlier. In the event of a "change of control" of Whitman (as defined in the applicable grant), all of Mr. Pfenniger's outstanding unvested options will vest and become fully exercisable.

Item 6.   Selected Financial Data.


                                                Year Ended March 31,
                             ---------------------------------------------------
                                2002       2001      2000       1999      1998
                             ----------  --------  --------   --------  --------
                                   (In thousands, except per share data) (1)
Operating Data
Net revenues................  $91,927   $79,629   $77,611     $73,977    $60,306
Income (loss) from
  operations................    5,060       576       (26)      4,195        784
Net income (loss)...........    2,602    (1,422)     (502)      3,042        143
Diluted net income (loss)
  per share(2) .............     0.18     (0.11)    (0.04)       0.22       0.01
Dividends...................     None      None      None        None      None

Balance Sheet Data
Total assets................  $67,109    $62,867  $ 62,526   $ 62,580    $53,821
Long-term debt and
   capitalized lease
   obligations, less current
   portion..................    7,473     11,128    11,119     12,022     14,350
Stockholders' equity........   23,727     20,544    21,285     21,625     17,833
--------------------

     (1) Figures reflect the acquisition of Huron University on December 30, 1996, which was accounted for as a purchase, the sale of Huron University in August 1999 and the disposition of our minority interest in Huron University in April 2001.

     (2) We calculate historical diluted net income (loss) per share using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. We calculate our projected diluted net income (loss) per share for periods not yet completed using the treasury stock method. Under the treasury stock method we assume that all outstanding "in the money" stock options and other common stock equivalents are exercised at the beginning of the financial period. As a result, fluctuations in the market price of our common stock could result in variances between our projected and our actual diluted net income (loss) per share.

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

General

     Through three wholly-owned subsidiaries, we currently operate 23 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of healthcare, information technology and business to more than 8,000 students. We are organized into a University Degree Division and an Associate Degree Division. The University Degree Division offers primarily doctorate, master and bachelor degrees through Colorado Tech. The Associate Degree Division offers associate degrees and diplomas or certificates through Sanford-Brown and UDS.

     Revenues consist primarily of tuition and fees paid by students. The majority of our students rely on funds received from Title IV Programs to pay for a substantial portion of their tuition. Accordingly, a majority of our revenues are indirectly derived from Title IV Programs.

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

     General and administrative expenses consist primarily of administrative salaries and benefits, occupancy costs, depreciation, bad debt, amortization of intangibles, and other related costs for departments that do not provide direct services to students. Effective April 1, 2001, in compliance with SFAS 142, goodwill is no longer subject to amortization but rather reviewed for impairment on a periodic basis.

Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                 Year Ended March 31,
                                     -------------------------------------------
                                         2002             2001          2000
                                     -------------   ------------   ------------
Net revenues                            100.0%           100.0%        100.0%
                                     -------------   ------------   ------------
Costs and expenses:
    Instructional and educational
        support...................       63.6             66.1          66.4
    Selling and promotional.......       15.7             18.0          15.9
    General and administrative....       15.2             15.2          15.7
    Legal settlement..............          -              -             2.0
                                     -------------   ------------   ------------
Total costs and expenses..........       94.5             99.3         100.0
                                     -------------   ------------   ------------
Income from operations............        5.5              0.7             -
Other (income) and expenses:
    Interest expense..............        1.0              1.4           1.5
    Interest income...............       (0.4)            (0.4)         (0.4)
    Loss on Huron investment......          -              1.5             -
                                     -------------   ------------   ------------
Income (loss) before income tax
    provision (benefit)
    and cumulative effect of
    change in accounting
    principle.....................        4.9             (1.8)         (1.1)
Income tax provision (benefit)....        2.1             (0.7)         (0.4)
                                     -------------   ------------   ------------
Income (loss) before cumulative
    effect of change in accounting
    principle.....................        2.8             (1.1)         (0.7)
Cumulative effect of change in
    accounting principle, net of
    tax...........................          -             (0.7)            -
                                     -------------   ------------   ------------
Net income (loss).................        2.8%            (1.8)%        (0.7)%
                                     =============   ============   ============


       Year ended March 31, 2002 compared to the year ended March 31, 2001

     Net revenues increased by $12.3 million or 15.4% to $91.9 million for the year ended March 31, 2002 from $79.6 million for the year ended March 31, 2001. This increase was primarily due to a 6.6% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 9.8% increase in average student enrollment and the University Degree Division experienced a 0.1% increase in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by UDS and the information technology and allied health programs offered at Sanford-Brown. The increase in student enrollment in the Associate Degree Division was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts.

     Instructional and educational support expenses increased by $5.8 million, or 11.0%, to $58.5 million for the year ended March 31, 2002 from $52.7 million for the year ended March 31, 2001. As a percentage of net revenues, instructional and educational support expenses decreased to 63.6% for the year ended March 31, 2002 as compared to 66.1% for the year ended March 31, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll expenses and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.1 million, or 0.8%, to $14.4 million for the year ended March 31, 2002 from $14.3 million for the year ended March 31, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 15.7% for the year ended March 31, 2002 as compared to 18.0% for the year ended March 31, 2001. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to maintain such expenses relatively unchanged while supporting a growth in revenues.

     General and administrative expenses increased by $1.9 million, or 15.8%, to $14.0 million for the year ended March 31, 2002 from $12.1 million for the year ended March 31, 2001. As a percentage of net revenues, general and administrative expenses remained consistent at 15.2% for the years ended March 31, 2002 and 2001. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits and an increase in bad debt expense. As a percentage of net revenues, bad debt expense increased to 5.1% for the year ended March 31, 2002 from 5.0% for the year ended March 31, 2001. The increase in bad debt expense was primarily due to the negative impact of the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation increases the student's obligation to the school from which they have withdrawn and decreases the amount of student federal financial aid received by the school on behalf of the student who withdrew.

     We reported income from operations of $5.1 million and $0.6 million for the years ended March 31, 2002 and 2001, respectively. This increase in profitability was primarily due to an increase in income from operations of $6.9 million in the Associate Degree Division which was partially offset by a decrease in income from operations in the University Degree Division of $2.0 million.

     We reported net income of $2.6 million for the year ended March 31, 2002 and a net loss of $1.4 million for the year ended March 31, 2001. The increase in net income was primarily due to an increase in profitability in the Associate Degree Division, losses sustained in the prior year relating to the sale of our minority ownership of Huron University, which resulted in a loss after taxes of $0.7 million, and the implementation of SEC Staff Accounting Bulletin No. 101 effective April 1, 2000, which resulted in a one-time charge after taxes of $0.6 million.

         Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

     Net revenues increased by $2.0 million, or 2.6%, to $79.6 million for the year ended March 31, 2001 from $77.6 million for the year ended March 31, 2000. Excluding Huron University, which was sold in August 1999, net revenues increased by $3.5 million, or 4.5%, to $79.6 million for the year ended March 31, 2001 from $76.2 million for the year ended March 31, 2000. This increase was primarily due to a 2.3% increase in average student enrollment and an increase in tuition rates.

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

     Instructional and educational support expenses increased by $1.1 million, or 2.1%, to $52.7 million for the year ended March 31, 2001 from $51.6 million for the year ended March 31, 2000. As a percentage of net revenues, instructional and educational support expenses decreased to 66.1% for the year ended March 31, 2001 as compared to 66.4% for the year ended March 31, 2000. Excluding Huron University, instructional and educational support expenses increased by $3.3 million, or 6.6%, to $52.7 million for the year ended March 31, 2001 from $49.4 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, instructional and educational support expenses increased to 66.1% for the year ended March 31, 2001 as compared to 64.8% for the year ended March 31, 2000. This increase in instructional and educational support expenses was primarily due to an increase of $2.2 million in the University Degree Division and $1.0 million in the Associate Degree Division. The increase in instructional and educational support expenses in the University Degree Division was primarily due to increases in payroll and related benefits for faculty and student support personnel to support the increase in enrollments and an increase in expenses related to the start up of Colorado Tech's online program. The increase in instructional and educational support expenses in the Associate Degree Division was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel at UDS to support an increase in enrollment.

     Selling and promotional expenses increased by $2.0 million, or 16.2%, to $14.3 million for the year ended March 31, 2001 from $12.3 million for the year ended March 31, 2000. As a percentage of net revenues, selling and promotional expenses increased to 18.0% for the year ended March 31, 2001 as compared to 15.9% for the year ended March 31, 2000. Excluding Huron University, selling and promotional expenses increased by $2.3 million, or 18.9%, to $14.3 million for the year ended March 31, 2001 from $12.0 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, selling and promotional expenses increased to 18.0% for the year ended March 31, 2001 as compared to 15.8% for the year ended March 31, 2000. This increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division resulting from our marketing efforts directed at increasing enrollment.

     General and administrative expenses decreased by $0.1 million, or 1.1%, to $12.1 million for the year ended March 31, 2001 from $12.2 million for the year ended March 31, 2000. As a percentage of net revenues, general and administrative expenses decreased to 15.2% for the year ended March 31, 2001 as compared to 15.7% for the year ended March 31, 2000. Excluding Huron University, general and administrative expenses decreased by $0.1 million, or 0.9%, to $12.1 million for the year ended March 31, 2001 from $12.2 million for the year ended March 31, 2000. Excluding Huron University, as a percentage of net revenues, general and administrative expenses decreased to 15.2% for the year ended March 31, 2001 as compared to 16.0% for the year ended March 31, 2000. The decrease in general and administrative expenses was primarily due to a reduction in administrative payroll expenses and consulting fees in the University Degree Division. The decrease in these expenses was partially offset by an increase in bad debt expense. As a percentage of net revenues, bad debt expense increased to 5.0% for the year ended March 31, 2001 from 4.4% for the year ended March 31, 2000. Bad debt expense was negatively impacted by the October 2000 required adoption of the Department of Education's new methodology for calculating the amount of previously disbursed federal student financial aid that we must return to the federal government with respect to students who have since withdrawn from our schools. This new regulation results in an increase in the student's obligation to the school from which they have withdrawn that will not be paid by federal student financial aid funds.

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

     On April 26, 2001, Huron University was sold to a not-for-profit college by the investor group that acquired it from us. Colorado Tech recorded a one-time non-recurring non-cash charge of approximately $1.2 million or $0.05 per diluted share in the fiscal quarter ended March 31, 2001 relating to the sale of its minority ownership of Huron University. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Divestiture of Huron University."

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

     On April 26, 2001, the investor group sold the school to a not-for-profit college. This transaction released us from any further obligations associated with the school, including our guarantee. We did not receive any proceeds from this transaction, and recorded a one-time non-recurring non-cash charge of approximately $1.2 million in the fiscal quarter ended March 31, 2001 relating to our minority ownership of the school.

     Our loan of $500,000 to the former campus President remained outstanding after the sale. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of our common stock owned by the former campus President. The not-for-profit college that purchased the school has also agreed to guarantee this loan. In October 2001, the loan went into default by virtue of the failure of the required monthly interest payments to be made and we accelerated all amounts due under the loan. In May 2002, we received a default judgment against the not-for-profit college that guaranteed the loan and are commencing collection efforts to enforce the judgment. We believe the collateral securing the loan is adequate and, therefore, have elected not to take action against the principal obligor of the loan at this time.

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

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2002, 2001 and 2000 were $14.0 million, $5.9 million and $6.1 million, respectively. Our working capital totaled $9.9 million at March 31, 2002, $9.3 million at March 31, 2001 and $8.8 million at March 31, 2000.

     Net cash of $13.3 million was provided by operating activities in fiscal 2002, an increase of $10.8 million from fiscal 2001 and $6.7 million from fiscal 2000. The increase in cash provided by operating activities of $10.8 million in fiscal 2002 from fiscal 2001 was primarily due to an increase in net profits of $4.0 million, a net increase in accounts payable and accrued expenses of $4.3 million and a decrease in deferred income taxes of $2.4 million. The increase in cash provided by operating activities of $6.7 million in fiscal 2002 from fiscal 2000 was primarily due to an increase in net profits of $3.1 million, a decrease in accounts receivable of $1.1 million and a decrease in deferred income taxes of $1.7 million.

     Net cash of $1.4 million was used for investing activities in fiscal 2002, a decrease of $0.6 million from fiscal 2001 and $1.0 million from fiscal 2000. The decrease in fiscal 2002 from 2001 was primarily due to a decrease in cash used for capital expenditures. The decrease in fiscal 2002 from fiscal 2000 was primarily due to our investment of $1.2 million in Huron University in fiscal 2000.

     We estimate that the capital expenditures expected to be incurred during fiscal 2003 will approximate $3.4 million. These anticipated capital expenditures primarily relate to the costs associated with the acquisition and upgrade of equipment for the schools and the relocation and upgrade of campus facilities. Funds required to finance such capital expenditures are expected to be obtained from funds generated from operations.

     Net cash of $3.8 million was used in financing activities in fiscal 2002, an increase in cash used of $3.1 million from fiscal 2001 and $1.3 million from fiscal 2000. The increase in cash used in financing activities in fiscal 2002 from fiscal 2001 and fiscal 2000 was due to an increase in net payments on long-term debt and capital lease obligations.

     In March 2001, our $8.5 million credit facility was restructured into a $2.0 million line of credit and a $6.5 million capital expenditure term note. In November 2001, we extended the expiration date on the $2.0 million line of credit to October 31, 2002. We intend to further extend the expiration date on our line of credit prior to October 31, 2002 or, in the alternative, to seek a replacement credit facility. At March 31, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing. The $6.5 million term note is payable in seven monthly installments of interest only commencing on April 21, 2001 and thereafter in 52 monthly installments of principal and interest with a balloon payment due in April 2006. The amounts borrowed under this facility were used for capital expenditures in prior years.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs, and a majority of our revenue is derived from Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 75%, 77% and 29% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

     We believe that given our working capital, our cash flow from operations and our line of credit, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

     Numerous risks and uncertainties could affect our short-term and long-term liquidity. See "Forward-Looking Statements; Business Risks" for discussion of material factors that could affect our liquidity.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                          Payments Due by Period
                           -----------------------------------------------------
                                     Within                              After
                           Total     1 Year    2-3 Years    4-5 Years   5 Years
                           -------  --------  ----------   ----------  ---------
Note Payable               $ 5,958   $1,300     $ 2,600     $ 2,058     $   -
Capital Lease Obligations    4,597    1,782       2,227         588         -
Operating Leases            30,995    5,802       9,963       7,607      7,623
                           -------  --------  ----------   ----------  ---------
                           $41,550   $8,884     $14,790     $10,253    $ 7,623
                           =======  ========  ==========   ==========  =========


     We have a contractual commitment related to a $2.0 million line of credit which expires on October 31, 2002. We intend to further extend the expiration date on our line of credit prior to October 31, 2002 or, in the alternative, to seek a replacement line of credit. At March 31, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million, which reduced the amount available for borrowing.


Transactions with Former Management

     We purchase certain textbooks and materials for resale to our students from an entity that is 40% owned by Randy S. Proto, our former Chief Operating Officer and President. In the fiscal years ended March 31, 2002, 2001 and 2000, we purchased approximately $147,900, $97,500 and $148,800, respectively, in textbooks and materials from that entity.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, revenue recognition and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although historically, actual results have not significantly deviated from those determined using management's estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or when using different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us, in that they are the primary areas where financial information is subject to the use of management's estimates, assumptions and the application of management's judgment in the preparation of our consolidated financial statements. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Other accounting policies also have a significant effect on our financial statements, and some of these policies also require the use of estimates and assumptions. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Revenues, Accounts Receivable and Deferred Tuition Revenue

     Revenues consist primarily of tuition and fees paid by students. Approximately 65% of our net revenues collected during the fiscal year ended March 31, 2002 were received from students who received funds from Title IV Programs to pay for their tuition.

     We charge our students for the full contract amount at the beginning of the course, the academic year, or the academic term, as applicable, resulting in the recording of an account receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded generally on a pro rata basis.

     We continuously monitor collections and payments from our students and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student account receivable categories based on historical bad debt experience. We charge-off accounts receivable balances deemed to be uncollectible usually after they have been sent to a collection agency and returned uncollected. While such losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of losses that we have in the past. Furthermore, because a significant percentage of our revenue is derived from the Title IV Programs, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

Goodwill

     We have made acquisitions in the past that have resulted in the recognition of goodwill. Prior to April 1, 2001 we amortized the goodwill associated with these acquisitions using the straight-line method, principally over a forty-year period and evaluated the realizability of the goodwill periodically to determine if the carrying amount was recoverable from operating earnings on an undiscounted basis over their estimated useful lives.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill (and identifiable intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their estimated useful lives.

     Effective April 1, 2001, we elected to early adopt SFAS 142. During September 2001, we completed our transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill.

     In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset not previously recorded which would adversely impact our operating results for the period in which we made the determination. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating and capital loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.

     At March 31, 2002, we had deferred tax assets in excess of deferred tax liabilities of approximately $2.4 million. During the year, we determined that it is more likely than not that $2.3 million of those assets will be realized (although realization is not assured), resulting in a valuation allowance of $100,000 at March 31, 2002.

New Accounting Pronouncements

     On December 3, 1999, the Securities Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before we may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 became effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with accounting principles generally accepted in the United States of America. Effective April 1, 2000, we implemented SAB 101 and changed the method by which we recognize revenue for laboratory and registration fees charged to a student. In fiscal 2001, we began recognizing revenue for these fees ratably over the life of an education program. Previously, we recognized laboratory and registration fees as revenue at the beginning of our academic term or year, as applicable. We recorded the cumulative effect of the change in accounting of approximately $564,000, net of taxes, in the first quarter of fiscal 2001.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Other intangible assets will continue to be amortized over their useful lives. Whitman elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $162,000, net of taxes, for the year ended March 31, 2002. During September 2001, the Company completed its transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets"  ("SFAS  144").  SFAS  144  requires  that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the
accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" ("APB 30") for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting practice. The provisions of this standard related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS 145 did not have a material effect on our results of operations or financial position.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk related to our variable-rate line of credit and capital expenditure term note as described in Note 7 of the Notes to Consolidated Financial Statements.

     At March 31, 2002, our variable rate long-term debt had a carrying value of $6.0 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would not have a material adverse affect on our results of operations and financial condition.


Item 8.    Financial Statements and Supplementary Data.

     The financial statements and supplementary data, together with the report of independent Certified Public Accountants, required by Regulation S-X are included in this Form 10-K commencing on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

     The information concerning directors required by Item 10 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders scheduled for August 2002. The information concerning executive officers required by Item 10 is contained in the discussion entitled "Executive Officers of the Registrant" in Part I hereof.


Item 11.   Executive Compensation.

     The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders scheduled for August 2002.


Item 12.   Security Ownership of Certain Beneficial Owners And Management.

     The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders scheduled for August 2002.


Item 13.   Certain Relationships and Related Transactions.

     The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders scheduled for August 2002.



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


         (a)(3)   Exhibits


 Exhibit
 Number   Description                          Method of Filing
--------  ------------                        ------------------
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

 10.1     Registration Rights           Incorporated   by  reference  to  our
          Agreement  dated as           Report  on Form  8-K  dated  April 6,
          of April 6, 1992              1992.

 10.2     Amended and Restated 1986     Incorporated   by  reference  to  our
          Directors and Consultants     Registration  Statement  on Form  S-8
          Stock Option Plan             filed September 9, 1992.


 10.3     1992 Incentive Stock          Incorporated   by  reference  to  our
          Option Plan, as amended       Proxy   Statement   for  the   Annual
                                        Meeting  of   Shareholders   held  on
                                        November 19, 1992.

 10.4     Whitman Education Group,      Incorporated   by  reference  to  our
          Inc.1996 Stock Option         Form 10-Q for the quarter  ended June
          Plan, as amended              30, 1997.

 10.5     Form of Security              Incorporated   by  reference  to  our
          Agreement, dated  May 20,     Report  on Form  10-K  for  the  year
          1999, by each of Colorado     ended March 31, 1999.
          Technical University,
          Inc., MDJB, Inc.,
          Sanford-Brown College,
          Inc.and Ultrasound
          Technical Services,  Inc.
          in favor of Merrill Lynch
          Business Financial
          Services, Inc.

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

 10.8     Term Loan and Security        Incorporated by reference to our Report
          Agreement dated March 21,     on Form 10-K for the year ended
          2001, by and between          March 31, 2001.
          Merrill Lynch Business
          Financial Services, Inc.
          and Whitman Education
          Group, Inc.

 10.9     Collateral  Installment       Incorporated by reference to our Report
          Note dated March 21,2001,     on Form 10-K for the year ended
          by and between  Merrill       March 31, 2001.
          Lynch  Business Financial
          Services, Inc. and
          Whitman Education Group,
          Inc.

 10.10    Form of Unconditional         Incorporated by reference to our Report
          Guaranty, dated March 21,     on Form 10-K for the year ended
          2001 by each of Colorado      March 31, 2001.
          Technical University,
          Inc., CTU Corporation
         (f/k/a MDJB, Inc.),
          Sanford-Brown College,
          Inc. and Ultrasound
          Technical Services, Inc.
          in favor of Merrill Lynch
          Business Financial
          Services, Inc.

 10.11    Form of Security              Incorporated by reference to our Report
          Agreement dated March 21,     on Form 10-K for the year ended
          2001 by each of Colorado      March 31, 2001.
          Technical University,
          Inc., CTU Corporation
         (f/k/a MDJB, Inc.),
          Sanford-Brown College,
          Inc. and Ultrasound
          Technical Services,
          Inc. in favor of Merrill
          Lynch Business Financial
          Services, Inc.

 10.12    Richard C. Pfenniger          Filed herewith.
          Stock Option Agreement

 21       Subsidiaries                  Incorporated   by  reference  to  our
                                        Report  on Form  10-K  for  the  year
                                        ended March 31, 1996.

 23.1     Consent of Ernst & Young      Filed herewith.
          LLP
_______________________

      Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b)We filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WHITMAN EDUCATION GROUP, INC.
                               By:   /s/ FERNANDO L. FERNANDEZ
                               Fernando L. Fernandez
                               Vice President - Finance,Chief Financial Officer, Secretary and Treasurer
Dated:   June 12, 2002

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                           Title                         Date

 /s/ PHILLIP FROST, M.D.             Chairman of the Board         June 12, 2002
------------------------------
     Phillip Frost, M.D.

/s/ RICHARD C. PFENNIGER, JR.        Vice Chairman of the Board    June 12, 2002
------------------------------       and Chief Executive Officer
    Richard C. Pfenniger, Jr.       (Principal Executive Officer)

/s/ FERNANDO L. FERNANDEZ            Vice President, Chief
------------------------------       Financial Officer,            June 12, 2002
    Fernando L. Fernandez            Secretary and Treasurer
                                    (Principal Financial and
                                     Accounting Officer)

/s/ JACK R. BORSTING, Ph.D.          Vice Chairman of the Board    June 12, 2002
------------------------------
    Jack R. Borsting, Ph.D.

/s/ PETER S. KNIGHT                  Director                      June 12, 2002
------------------------------
    Peter S. Knight

/s/ LOIS F. LIPSETT, Ph.D.           Director                      June 12, 2002
------------------------------
    Lois F. Lipsett, Ph.D.

/s/ RICHARD M. KRASNO, Ph.D.         Director                      June 12, 2002
------------------------------
    Richard M. Krasno, Ph.D.

/s/ PERCY A. PIERRE, Ph.D.           Director                      June 12, 2002
------------------------------
    Percy A. Pierre, Ph.D.


/s/ NEIL FLANZRAICH                  Director                      June 12, 2002
------------------------------
     Neil Flanzraich

/s/ A. MARVIN  STRAIT, C.P.A.        Director                      June 12, 2002
------------------------------
    A. Marvin Strait, C.P.A.

                 Whitman Education Group, Inc. And Subsidiaries
                        Consolidated Financial Statements
                                 March 31, 2002


                                    CONTENTS

                                                                            Page

Report of Independent Certified Public Accountants.....................     F- 2
Consolidated Balance Sheets............................................     F- 3
Consolidated Statements of Operations..................................     F- 4
Consolidated Statements of Changes in Stockholders' Equity.............     F- 5
Consolidated Statements of Cash Flows..................................     F- 6
Notes to Consolidated Financial Statements.............................     F- 8








                                     -F 1-

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Whitman Education Group, Inc.

We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition for certain fees effective April 1, 2000.


                                            /s/      ERNST & YOUNG LLP



Miami, Florida
May 29, 2002


                                  -F 2-

                 Whitman Education Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                      March 31,
                                        ----------------------------------------
                                               2002                  2001
                                        -----------------     ------------------
 Assets
 Current assets:
      Cash and cash equivalents......      $ 14,010,878          $  5,892,779
      Accounts receivable, net.......        23,425,589            26,134,128
      Inventories....................         1,633,917             1,516,439
      Deferred tax assets, net.......         3,376,197             4,571,905
      Other current assets...........         2,273,607             1,551,714
                                        -----------------     ------------------
           Total current assets......        44,720,188            39,666,965
 Property and equipment, net.........        10,804,417            11,727,583
 Deposits and other assets...........         2,296,002             2,183,324
 Goodwill, net.......................         9,288,622             9,288,622
                                        -----------------     ------------------
           Total assets..............      $ 67,109,229         $  62,866,494
                                        =================     ==================

 Liabilities and Stockholders' Equity
 Current liabilities:
      Accounts payable...............     $  1,716,674          $   2,356,996
      Accrued expenses...............        6,749,811              3,106,146
      Current portion of capitalized
        lease obligations............        1,781,501              1,859,195
      Current portion of capital
        expenditure note payable.....        1,300,000                541,667
      Deferred tuition revenue.......       23,269,177             22,500,137
                                        -----------------     ------------------
          Total current liabilities..       34,817,163             30,364,141
 Capitalized lease obligations.......        2,815,136              3,379,826
 Capital expenditure note payable....        4,658,333              5,958,333
 Line of credit......................                -              1,789,897
 Deferred tax liability..............        1,091,960                829,867
 Commitments and contingencies
 Stockholders' equity:
     Common stock, no par value;
      authorized 100,000,000 shares;
      issued 14,262,648 shares in 2002
      and 14,077,266 shares in 2001;
      outstanding 13,827,854 shares
      in 2002 and 13,642,472 shares in
      2001............................      23,198,153             22,748,613
     Additional paid-in capital.......         805,309                674,173
     Accumulated deficit..............        (276,825)            (2,878,356)
                                        -----------------     ------------------
          Total stockholders' equity..      23,726,637             20,544,430
                                        -----------------     ------------------
          Total liabilities and
          stockholders' equity........    $ 67,109,229            $62,866,494
                                        =================     ==================


                 See accompanying notes to financial statements.


                                       -F 3-

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                Year Ended March 31,
                                  ----------------------------------------------
                                      2002             2001              2000
                                  -------------    -------------    ------------

Net revenues...................   $ 91,926,806     $ 79,629,315    $ 77,611,312

Costs and expenses:
  Instructional and
   educational support.........     58,470,054       52,670,430      51,567,309
  Selling and promotional......     14,425,245       14,312,141      12,314,109
  General and
   administrative..............     13,971,977       12,070,282      12,206,227
  Legal settlement.............             -                -        1,550,000
                                  -------------    -------------    ------------
Total costs and expenses.......     86,867,276       79,052,853      77,637,645
                                  -------------    -------------    ------------

Income (loss) from operations..      5,059,530          576,462         (26,333)

Other (income) and expenses:
  Interest expense.............        932,083        1,142,886       1,128,876
  Interest income..............       (369,280)        (334,983)       (320,508)
Loss on Huron investment.......              -        1,164,613               -
                                  -------------    -------------    ------------
Income (loss) before income tax
  provision (benefit)and
  cumulative effect of change
  in accounting principle......      4,496,727       (1,396,054)       (834,701)
Income tax provision (benefit).      1,895,196         (538,159)       (332,545)
                                  -------------    -------------    ------------

Income (loss) before cumulative
  effect of change in
  accounting principle.........      2,601,531         (857,895)       (502,156)
Cumulative effect of change in
  accounting principle, net of
  tax benefit of $375,981......              -         (563,971)              -
                                  -------------    -------------    ------------
Net income (loss)..............   $  2,601,531     $ (1,421,866)    $  (502,156)
                                  =============    =============    ============

Basic income (loss) per share:
Income (loss) before cumulative
  effect of change in
  accounting principle.........   $       0.19      $     (0.07)    $     (0.04)
Cumulative effect of change in
  accounting principle, net of
  tax..........................              -            (0.04)              -
                                  -------------    -------------    ------------
Net income (loss) .............   $       0.19      $     (0.11)    $     (0.04)
                                  =============    =============    ============
Diluted income (loss) per share:
Income (loss) before cumulative
  effect of change in
  accounting principle.........   $       0.18      $     (0.07)    $     (0.04)
Cumulative effect of change in
  accounting principle, net of
  tax..........................              -            (0.04)              -
                                  -------------    -------------    ------------
Net income (loss) .............   $       0.18     $      (0.11)    $     (0.04)
                                  =============    =============    ============

Weighted average common shares
outstanding:
  Basic........................     13,696,354       13,370,030      13,392,696
                                  =============    =============    ============
  Diluted......................     14,318,169       13,370,030      13,392,696
                                  =============    =============    ============


                 See accompanying notes to financial statements.


                                      -F 4-

                 Whitman Education Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                    Years Ended March 31, 2002, 2001 and 2000


               Common                     Additional
               Shares         Common       Paid-In      Accumulated
              Outstanding     Stock        Capital       Deficit         Total
Balance at    ------------------------------------------------------------------
 March 31,
 1999          13,423,212   $21,907,546   $ 671,536    $ (954,334) $ 21,624,748
Repurchase
 of treasury
 shares.......  (195,100)      (370,406)          -             -      (370,406)
Shares issued
 in connection
 with exercise
 of options...     5,000         19,375       2,637             -        22,012
Shares issued
 in connection
 with stock
 purchase
 plan.........    31,625        104,530           -             -       104,530
Shares issued
 in connection
 with 401(k)
 employee
 match........   147,718        406,226           -             -       406,226
Comprehensive
loss:
 Net loss.....         -              -           -      (502,156)     (502,156)
 Comprehensive                                                     -------------
 loss.........                                                         (502,156)
Balance at    -----------   ------------  ---------    ----------- -------------
 March 31,
 2000          13,412,455    22,067,271     674,173    (1,456,490)   21,284,954
Repurchase of
 treasury
 shares.......    (90,000)     (127,935)          -             -      (127,935)
Shares issued
 in connection
 with exercise
 of options...    150,000       418,875           -             -       418,875
Shares issued
 in connection
 with stock
 purchase
 plan.........     55,865        89,436           -             -        89,436
Shares issued
 in connection
 with 401(k)
 employee
 match........    114,152       300,966           -             -       300,966
Comprehensive
loss:
 Net loss.....        -               -           -    (1,421,866)   (1,421,866)
 Comprehensive                                                     -------------
 loss.........                                                       (1,421,866)
              -----------  -------------- ----------- ------------ -------------
Balance at
March 31,
2001           13,642,472    22,748,613     674,173    (2,878,356)   20,544,430

Shares issued
 in connection
 with exercise
 of options...    159,350       387,956     131,136             -       519,092
Shares issued
 in connection
 with stock
 purchase
 plan ........     26,032        61,584           -             -        61,584
Comprehensive
income:
 Net income...         -              -           -     2,601,531     2,601,531
                                                                   -------------
 Comprehensive
 income.......         -              -           -             -     2,601,531
 Balance at   ------------  ------------  ----------   ----------- -------------
 March 31,
 2002         13,827,854    $23,198,153   $ 805,309    $ (276,825) $ 23,726,637
              ============  ============  ==========   =========== =============

                 See accompanying notes to financial statements.

                                     -F 5-

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                             Year Ended March 31,
                            ----------------------------------------------------
                                  2002             2001              2000
                            ---------------  ----------------  -----------------
Cash flows from operating
 activities:
Net income (loss)........    $ 2,601,531     $  (1,421,866)      $  (502,156)

Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:
  Depreciation and
   amortization..........      3,744,494         3,872,444         4,323,135
  Bad debt expense.......      4,657,498         3,984,551         3,427,524
  Deferred tax provision
  (benefit)..............      1,457,801          (941,070)         (238,263)
  Loss on Huron
   investment............              -         1,164,613                 -
 Changes in operating
 assets and liabilities:
  Accounts receivable....     (1,948,959)       (3,919,876)       (3,011,711)
  Inventories............       (117,478)         (106,990)          (67,668)
  Other current assets...       (722,552)          269,199          (444,007)
  Deposits and other
   assets................       (130,978)           21,733          (495,412)
  Accounts payable.......       (640,322)        1,011,258          (157,546)
  Accrued expenses.......      3,643,665        (2,324,771)        2,907,971
  Income taxes payable...              -                 -          (898,664)
  Deferred tuition
   revenue...............        769,040           910,314          2,264,331
  Other liabilities......              -                 -          (474,842)
                           ---------------  ----------------   -----------------
Net cash provided by
 operating activities....     13,313,740         2,519,539         6,632,692
                           ---------------  ----------------   -----------------

Cash flows from investing
 activities:
Purchase of property
 and equipment...........     (1,404,301)       (1,964,273)       (1,236,511)
Investment in Huron
 University..............              -                -         (1,164,613)
                           ---------------  -----------------  -----------------
Net cash used in
 investing activities....     (1,404,301)       (1,964,273)       (2,401,124)
                           ---------------  -----------------  -----------------

Cash flows from financing
 activities:
Proceeds from line of
 credit and long-term
 debt....................        163,846        28,382,490        39,000,577
Principal payments on
 line of credit,long-term
 debt and capital lease
 obligations.............     (4,535,862)      (29,482,091)      (41,198,653)
Repurchase of treasury
 shares..................              -          (127,935)         (370,406)
Proceeds from purchases
 in stock purchase plan
 and exercise of options.        580,676           508,311           126,542
                            --------------  ----------------- ------------------
Net cash used in
 financing activities....     (3,791,340)         (719,225)       (2,441,940)
                            --------------  ----------------- ------------------

Increase (decrease) in
 cash and cash
 equivalents.............      8,118,099          (163,959)        1,789,628
Cash and cash equivalents
 at beginning of year....      5,892,779         6,056,738         4,267,110
                            --------------  ----------------- ------------------
Cash and cash equivalents
 at end of year..........   $ 14,010,878     $   5,892,779       $ 6,056,738
                            ==============  ================= ==================

Continued on the following page.

                 See accompanying notes to financial statements.


                                     -F 6-

                 Whitman Education Group, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued)

                                              Year Ended March 31,
                            ----------------------------------------------------
                                 2002               2001                2000
                            ----------------   ---------------    --------------
Supplemental disclosures
 of noncash financing and
 investment activities:

Equipment acquired under
 capital leases..........    $  1,398,068        $ 2,054,462        $ 1,749,303
                            ================   ===============    ==============
Value of stock issued for
 401(k) employee match...    $          -        $   300,966        $   406,226
                            ================   ===============    ==============

Supplemental disclosures
 of cash flow information:

Interest paid............    $    932,083        $ 1,142,886        $ 1,128,876
                            ================   ===============    ==============
Income taxes paid........    $    481,176        $    22,783        $ 1,494,433
                            ================   ===============    ==============


                 See accompanying notes to financial statements.


                                     -F 7-

                 Whitman Education Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Business

     The primary business of Whitman Education Group, Inc. and its subsidiaries ("Whitman" or the "Company") is the operation of proprietary schools offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of healthcare, information technology and business. Whitman's operations are conducted through its three wholly-owned subsidiaries:
Ultrasound Technical Services, Inc. ("UDS"), Sanford Brown College, Inc. ("SBC") and CTU Corporation, the parent corporation of Colorado Technical University, Inc. ("CTU"). The revenues generated from these subsidiaries primarily consist of tuition and fees paid by students. The majority of students rely on funds received from federal financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV"), to pay for a substantial portion of their tuition.

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

Revenues, Accounts Receivable and Deferred Tuition Revenue

     Whitman charges the student for the full contract amount at the beginning of the course, the academic year, or the academic term, as applicable, resulting in the recording of an account receivable and a corresponding deferred tuition revenue liability. The deferred tuition revenue liability is reduced and recognized into income over the term of the relevant period being attended by the student. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded generally on a pro rata basis.

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


                                     -F 8-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

1.      Summary of Significant Accounting Policies  - (Continued)


     The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. Prior to the release of SAB 101, the Company's revenue recognition policy was in compliance with accounting principles generally accepted in the United States of America. In order to conform with SAB 101, however, Whitman changed the method by which it recognizes revenue for laboratory and registration fees charged to a student. Previously, laboratory and registration fees were recognized as revenue at the beginning of an academic term or year, as applicable. As of April 1, 2000, Whitman began recognizing revenue for these fees ratably over the life of an education program and recorded a cumulative effect of a change in accounting principle of approximately $564,000, net of taxes of approximately $376,000. The effect of the change for the year ended March 31, 2001 was to decrease the loss before the cumulative effect of a change in accounting principle by approximately $43,000. Pro forma net loss and net loss per share amounts for the year ended March 31, 2000, had the new accounting principle been applied retroactively, are $(483,000) and $(0.04), respectively.

     For the three months ended June 30, 2000, September 30, 2000 and December 31, 2000, the Company recognized $614,000, $223,000 and $103,000, respectively, in revenue that was included in the cumulative effect adjustment as of April 1, 2000. The effect of recognizing that revenue in the first and second quarter was to decrease the net loss by approximately $369,000 and $134,000, respectively, and to increase net income in the third quarter by approximately $61,000 (all net of taxes).


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

     Depreciation of property and equipment is computed principally by the straight-line method over the estimated useful lives of the assets ranging from one to ten years. Leasehold improvements are amortized over the term of the related leases, which approximates the estimated useful lives. Depreciation expense amounted to approximately $3,726,000, $3,576,000 and $3,954,000 for the years ended March 31 2002, 2001, and 2000, respectively.



                                -F 9-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

1.   Summary of Significant Accounting Policies  - (Continued)

Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests, or more frequently if impairment indicators arise. Other identifiable intangible assets will continue to be amortized over their estimated useful lives.

     Whitman elected to early adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Prior to the release of SFAS 141 and 142, the Company amortized the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $162,000, net of taxes, for the year ended March 31, 2002. Pro forma net loss and net loss per basic and diluted share amounts, for the years ended March 31, 2001 and 2000, had SFAS 142 been applied retroactively, would have been approximately $(1,251,000) and $(.09) and $(334,000) and $(.02), respectively.

     During September 2001, the Company completed its transitional impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill. As of March 31, 2002 and 2001, accumulated goodwill amortization was approximately $1,295,000.

Impairment of Long-Lived Assets

     Whitman accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets ("SFAS 121"). "SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, Whitman does not believe that any impairment indicators are present.

Income (Loss) Per Common Share

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


                                     -F 10-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


1.   Summary of Significant Accounting Policies - (Continued)

Advertising

     Whitman expenses advertising costs as incurred. Advertising expense, which is included in selling and promotional expenses, amounted to approximately $8,573,000, $8,274,000, and $6,862,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

     Stock options granted to non-employees have been accounted for in accordance with SFAS 123, and Emerging Issues Task Force Bulletin 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, compensation expense is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. For the years ended March 31, 2002, 2001 and 2000, no compensation expense was incurred.

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


                                     -F 11-

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. While the technical corrections to existing pronouncements are not substantive in nature, in some instances, they may change accounting effective for transactions occurring after May 15, 2002. All other provisions of this standard must be applied for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on Whitman's results of operations or financial position.

Segment Reporting

     Whitman complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards


                                     -F 12-

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

Reclassification

     Certain prior year amounts have been reclassified to conform to the fiscal year 2002 presentation. These changes had no effect on previously reported net loss.

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

     Under the terms of the transaction, the units of limited liability company membership interests equaled 19.9% of the total outstanding limited liability company membership interests in Newco. CTU's units included a liquidation preference right and the same voting privileges as all other units sold by Newco. Additionally, Whitman purchased for $110,000 a warrant to acquire 20 units of limited liability company interests in Newco, which would have represented approximately 4% of the total outstanding limited liability company membership interests in Newco upon exercise. The warrant had a term of five years and had an exercise price of $10,000 per unit. The investment in Newco was recorded at a cost of approximately $1.2 million, which then approximated fair value. No gain or loss was recorded on the transaction. The effective date of the transaction for accounting, tax, and financial statement purposes was September 1, 1999. The terms of the transaction were established through an arm's length negotiation.

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

                                     -F 13-

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

         Net revenues.........................................      $76,172,000

         Net income...........................................        $ 157,000

         Basic and diluted net income per share...............        $     .01

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

     In connection with the 1999 divestiture of Huron, Whitman provided a loan of $500,000 to the former president of Huron for the purpose of investing such funds in Newco. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of Whitman common stock owned by the former president of Huron. The not-for-profit college that acquired Newco has also agreed to guarantee this loan. In October 2001, the loan went into default by virtue of the failure of the required monthly interest payments to be made and Whitman accelerated all amounts due under the loan. In May 2002, Whitman received a default judgment against the not-for-profit college that guaranteed the loan and commenced collection efforts to enforce the judgment. Whitman believes the collateral of 80,000 shares of Whitman common stock is adequate and has elected not to take action against the former president of Huron at this time.

3.   Financial Aid Programs

     Approximately 65% of Whitman's net revenues collected during the fiscal year ended March 31, 2002 were received from students who participated in government sponsored financial aid programs under Title IV. These programs are subject to program review by the Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the Department of
Education. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 2002.

                                     -F 14-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


4.      Accounts Receivable

        A summary of activity for the allowance for doubtful accounts is as follows:

                                          Year Ended March 31,
                          ------------------------------------------------------
                                2002                 2001             2000
                          ------------------  ------------------- --------------
Balance at beginning
 of year...............     $  6,768,688       $  5,672,824        $  5,593,888
Charged to expense.....        4,657,498          3,984,551           3,427,524
Accounts charged-off
 during the year, net
 of recoveries.........       (4,595,112)        (2,888,687)         (3,348,588)
                          ------------------  ------------------ ---------------
Balance at end of year.     $  6,831,074        $ 6,768,688        $  5,672,824
                          ==================  ================== ===============


5.      Property and Equipment

        Property and equipment consist of the following:


                              Estimated                   March 31,
                              Useful Lives   -----------------------------------
                               (In Years)           2002                2001
                             ------------    ------------------  ---------------

Equipment..............          2-5          $  18,104,898      $   16,841,757
Leasehold improvements.          1-10             6,293,753           5,633,959
Furniture and fixtures.          7-10             4,842,630           4,402,911
Other..................           5               3,049,023           2,653,827
                                             ------------------- ---------------
                                                 32,290,304          29,532,454
Less accumulated
 depreciation and
 amortization..........                         (21,485,887)        (17,804,871)
                                             ------------------- ---------------
                                              $  10,804,417       $  11,727,583
                                             =================== ===============

6.      Income Taxes

        The components of the income tax provision (benefit) are as follows:

                                               Year ended March 31,
                               -------------------------------------------------
                                  2002             2001              2000
                               -----------   ---------------     ---------------

Current................        $  437,395    $      26,930        $     (94,282)
Deferred...............         1,457,801         (941,070)            (238,263)
                               -----------   ---------------     ---------------
Total income tax
 provision (benefit)...        $1,895,196    $    (914,140)        $   (332,545)
                               ===========   ===============     ===============

                                     -F 15-

                Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

6.   Income Taxes - (Continued)

     The  differences  between  the  federal  statutory  income tax rate and the
effective  income  tax  rate  are  summarized   below:

                                                 Year  ended  March  31,
                                        ----------------------------------------
                                             2002          2001        2000
                                        -------------  ------------  -----------

Statutory tax rate......................     34.0%        (34.0)%     (34.0)%
State income taxes, net.................      6.4          (1.9)       (5.7)
Permanent differences...................     (1.3)         (1.5)        6.6
Change in valuation allowance...........      2.2             -        (5.9)
Other, net..............................      0.8          (1.7)       (0.9)
                                        -------------  ------------  -----------

Effective tax rate......................     42.1%        (39.1)%     (39.9)%
                                        =============  ============  ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Whitman's net deferred income taxes are as follows:

                                                      March 31,
                                            ---------------------------------
                                                 2002             2001
                                            ----------------- ---------------
Current deferred tax assets:
 Accrued expenses.......................    $   366,000        $  498,000
 Reserves and allowances................      2,274,000         2,278,000
 Unrealized depreciation in
  investments...........................         96,000           404,000
 Deferred income........................         98,000            87,000
 Tax credits............................        408,000           420,000
 Net operating loss carryforwards.......        295,000           732,000
 Capital loss carryfowards..............        167,000           231,000
                                            ----------------- ---------------

Total current deferred tax assets before
 valuation allowance....................      3,704,000         4,650,000
 Valuation allowance....................       (100,000)                -
                                            ----------------- ---------------
Total current deferred tax assets.......      3,604,000         4,650,000
                                            ----------------- ---------------
Current deferred tax liability:
 Prepaid expenses and other.............       (228,000)          (78,000)
                                            ----------------- ---------------
Total current deferred tax liability....       (228,000)          (78,000)
                                            ----------------- ---------------
Total current deferred tax assets, net..    $ 3,376,000        $4,572,000
                                            ================= ===============

Non-current deferred tax liability:
Amortization of goodwill................    $(1,092,000)       $ (830,000)
                                            ================= ===============


                                     -F 16-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


6.   Income Taxes - (Continued)

     SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $100,000 valuation allowance at March 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $100,000 in fiscal 2002, increased by $0 in fiscal 2001, and decreased by $50,000 in fiscal 2000. At March 31, 2002, Whitman has no remaining available federal net operating loss carryforwards. At March 31, 2002, Whitman has available various state net operating loss carryforwards approximating
$8,243,000 expiring in the years 2011 through 2022. Whitman has approximately $444,000 in capital loss carryforwards which begin to expire in 2004. Whitman also has an alternative minimum tax credit of approximately $408,000 which carries forward indefinitely.

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

     On March 21, 2001, Whitman restructured the $8.5 million line of credit into a $6.5 million capital expenditure term note and a $2.0 million line of credit. The $6.5 million capital expenditure term note was established to provide long term capital expenditure financing for Whitman's investments in property, plant and equipment acquired in prior years. The capital expenditure term note is payable in seven monthly installments of interest only commencing on April 21, 2001, and thereafter 52 monthly installments of principal and interest, with a balloon payment due April 2006. The capital expenditure term note is collateralized by property, plant and equipment and all other assets of Whitman. The line of credit is also secured by all of the assets of Whitman. The interest rate of the capital expenditure term note and the line of credit is variable and is equal to the sum of 2.90% and the 30-day commercial paper rate. At March 31, 2002 and 2001, the interest rates were 4.70% and 6.92%, respectively. The capital expenditure term note and the line of credit contain certain covenants, that among other things, require the maintenance of minimum levels of tangible net worth and net cash flow. The capital expenditure term note and line of credit also contain a restriction that limits Whitman's ability to acquire other entities at a cost in excess of $1.5 million. At March 31, 2002, Whitman was in compliance with the covenants of the term note and the line of credit. At March 31, 2002, the outstanding balance of the line of credit was $0 and letters of credit of $0.5 million were outstanding under the facility which reduced the amount available for borrowing. The maturity date of the line of credit is October 31, 2002.


                                     -F 17-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


7.   Debt - (Continued)

     Aggregate maturities of long-term debt at March 31, 2002 are as follows:

                   Fiscal Year
                   2003.......................     $  1,300,000
                   2004.......................        1,300,000
                   2005.......................        1,300,000
                   2006.......................        1,300,000
                   2007.......................          758,333
                                                   -----------------

                   Total......................     $  5,958,333
                                                   =================

8.   Capitalized Lease Obligations

     Whitman leases equipment under several lease agreements which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

     During 2002 and 2001, Whitman entered into leases totaling approximately $1,398,000 and $2,054,000, respectively, in connection with the purchase of equipment. The amortization of leased assets of approximately $1,976,000, $1,225,000 and $993,000 for the years ended March 31, 2002, 2001, and 2000, respectively, is included in depreciation and amortization. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:

                                             2002                    2001
                                     --------------------     -----------------
      Equipment.....................    $ 10,311,374             $  9,533,844
      Furniture and fixtures........       1,816,294                1,417,300
      Software......................         464,731                  456,725
                                     --------------------     -----------------
                                          12,592,399               11,407,869
      Less accumulated amortization.      (7,740,480)              (6,002,726)
                                     --------------------     -----------------
                                        $  4,851,919             $  5,405,143
                                     ====================     =================



                                     -F 18-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


8.   Capitalized Lease Obligations - (Continued)

     Future minimum lease payments under capital leases at March 31, 2002 are as follows:

              Fiscal Year
              2003.....................................        $ 2,140,447
              2004.....................................          1,483,683
              2005.....................................          1,052,477
              2006.....................................            579,565
              2007.....................................             43,352
                                                             ------------------
              Total minimum lease payments.............          5,299,524
              Less amount representing interest
              (8%-13%).................................           (702,887)
              Less amount classified as current........         (1,781,501)
                                                             ------------------
                                                               $ 2,815,136
                                                             ==================

9.   Employee Benefit Plan

     Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $305,000, $301,000 and $329,000 for the years ended March 31, 2002, 2001 and 2000, respectively. In April 2002, Whitman distributed 66,212 shares of common stock to its employees for the fiscal year 2002 matching contribution.


                                     -F 19-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


10.  Stock Option Plans

     Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 4,715,250 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years and a maximum term of 7-10 years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                                          Weighted
                                           Average
                                           Exercise                  Number
                                        Price Per Share             Of Shares
                                    ------------------------    ----------------
   Outstanding March 31, 1999....          $  5.24                 3,518,850
   Granted.......................             3.68                   575,500
   Exercised.....................             3.88                    (5,000)
   Cancelled.....................             5.01                  (274,139)
                                                                ----------------

   Outstanding March 31, 2000....             4.16                 3,815,211
   Granted.......................             2.25                   708,150
   Exercised.....................             2.79                  (150,000)
   Cancelled.....................             6.49                  (411,811)
                                                                ----------------


   Outstanding March 31, 2001....             3.83                 3,961,550
   Granted.......................             3.62                   659,500
   Exercised.....................             2.43                  (159,350)
   Cancelled.....................             3.68                  (352,763)
                                                                ----------------

   Outstanding March 31, 2002....             3.86                 4,108,937
                                                                ================


     As required by SFAS 123, pro forma information regarding net income (loss) and income (loss) per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for fiscal years 2002, 2001 and 2000, respectively: risk-free rates of 2.9%, 5.7% and 6.1%; no dividend yields for the three years; volatility factors of the expected market price of Whitman's common stock of 0.394, 0.614, and 0.593; and a weighted-average expected life of the option of 7.0 years for the three years. The weighted-average fair value of the stock options granted in fiscal years 2002, 2001 and 2000 was $1.65, $1.49 and $2.38, respectively.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Whitman's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the



                                     -F 20-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

10.  Stock Option Plans - (Continued)

existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Whitman's fiscal 2002, 2001 and 2000 pro forma information follows:

                                       2002             2001             2000
                                  --------------    -------------   ------------
Net income (loss)................  $  1,743,460     $(2,777,748)    $(2,150,937)
Net income (loss) per share:
 Basic...........................  $        .13     $      (.21)    $      (.16)
 Diluted.........................  $        .12     $      (.21)    $      (.16)

     The exercise price of options outstanding at March 31, 2002 ranged as follows:

                                  Number              Weighted Average Remaining
      Exercise Plan            Of Options             Contractual Life (Years)
    ------------------       -------------           ---------------------------
      $1.50 - $2.25             815,650                           3.4
      $2.26 - $3.38           1,067,625                           5.0
      $3.39 - $5.06           1,201,750                           4.0
      $5.07 - $7.59             948,912                           2.7
      $7.60 - $11.39             75,000                           1.6
                             -------------
                              4,108,937
                             =============


     Stock options totaling 3,339,849, 3,162,645, and 2,774,452 were exercisable at the end of fiscal 2002, 2001 and 2000, respectively. Common stock reserved for issuance under the stock option plans aggregate to 4,715,250 shares at March 31, 2002.


11.  Related Party Transactions

     Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's former president and Chief Operating Officer. In the fiscal years ended March 31, 2002, 2001 and
2000, Whitman purchased approximately $147,900, $97,500, and $148,800, respectively, in textbooks and materials from that entity.

     In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by IVAX Corporation. Whitman's Chairman is also Chairman and Chief Executive Officer of IVAX Corporation and another of our directors is also a Vice Chairman and President of IVAX


                                     -F 21-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

Corporation. Whitman's Vice Chairman and Chief Executive Officer is also a director of IVAX Corporation. Whitman incurred rent expense of approximately $284,000, $146,000 and $146,000 for fiscal years ended March 31, 2002, 2001 and
2000, respectively.

12.  Commitments and Contingencies

     Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases as of March 31, 2002 are as follows:


                 Fiscal Year

                 2003........................................$ 5,801,936
                 2004......................................... 5,110,992
                 2005......................................... 4,852,227
                 2006......................................... 4,358,533
                 2007......................................... 3,248,761
                 Thereafter................................... 7,622,561
                                                             --------------
                 Total minimum lease payments................$30,995,010
                                                             ==============


     Rent  expense  during  fiscal  2002,   2001  and  2000  was   approximately
$6,080,000, $6,035,000, and $5,766,000, respectively.

     In fiscal 2002 Whitman entered into financing agreements to acquire capital equipment totaling approximately $1,398,000. In fiscal 2002, approximately $1,398,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 2002, Whitman had $463,000 of letters of credit outstanding.

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

                                     -F 22-

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


13.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of revolving credit facilities and the capital expenditure note payable approximate fair value because the interest rate is tied to a quoted variable index.

                                     -F 23-

14.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                               For the Year Ended March 31,
                                 -----------------------------------------------
                                    2002              2001            2000
                                 --------------  -------------  ----------------
Numerator:
Income (loss) before cumulative
 effect of change in accounting
 principle....................... $  2,601,531    $  (857,895)   $    (502,156)
Cumulative effect of change in
 accounting principle, net of
 tax.............................            -       (563,971)               -
                                 ---------------  ------------   ---------------
 Net income (loss)............... $  2,601,531    $(1,421,866)   $    (502,156)
                                 ===============  ============   ===============
Denominator:
  Denominator for basic earnings
   per share - weighted average
   shares........                   13,696,354     13,370,030       13,392,696
Effect of dilutive securities:
  Employee stock options.........      621,815              -                -
                                 ---------------  ------------   ---------------
  Dilutive potential common
  shares.........................      621,815              -                -
     Denominator for diluted
      earnings per share -
      adjusted weighted -
      average shares and
      assumed conversions........   14,318,169     13,370,030       13,392,696
                                 ===============  ============   ===============

Basic income (loss) before
  cumulative effect of change in
  accounting principle........... $       0.19    $     (0.07)    $      (0.04)
Cumulative effect of change in
  accounting principle, net of
  tax............................            -          (0.04)               -
                                 ---------------  ------------   ---------------
Basic net income (loss) per
  share.......................... $       0.19     $    (0.11)    $      (0.04)
                                 ===============  ============   ===============

Diluted income (loss) before
 cumulative effect of change in
 accounting principle............ $       0.18    $     (0.07)     $     (0.04)

Cumulative effect of change in
 accounting principle, net of
 tax.............................            -          (0.04)               -
                                 ---------------  ------------   ---------------
Diluted net income (loss)
 per share....................... $       0.18     $    (0.11)      $    (0.04)
                                 ===============  ============   ===============



15.  Segment and Related Information

     Whitman is organized into two reportable segments, the University Degree Division and the Associate Degree Division, through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through CTU. The Associate Degree Division offers associate degrees and diplomas or certificates through SBC and UDS.

                                     -F 24-

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:

                                            For the Year Ended March 31,
                                   ---------------------------------------------
                                         2002            2001          2000
                                   -------------    -------------  -------------
Net revenues:
  Associate Degree Division......  $71,839,438       $60,084,422   $ 58,473,078
  University Degree Division.....   20,087,368        19,544,893     19,138,234
                                   -------------    -------------  -------------
  Total..........................  $91,926,806       $79,629,315   $ 77,611,312
                                   =============    =============  =============

Income (loss) before income
 tax provision (benefit) and
 cumulative effect of change in
 accounting principle:
  Associate Degree Division......  $ 6,524,956       $  (446,768)  $   (307,690)
  University Degree Division.....      541,137         1,204,701      1,757,834
  Other..........................   (2,569,366)       (2,153,987)    (2,284,845)
                                   -------------    -------------  -------------
  Total..........................  $ 4,496,727       $(1,396,054)  $   (834,701)
                                   =============    =============  =============


Capital expenditures:
  Associate Degree Division......  $ 1,711,502       $ 2,819,719
  University Degree Division....     1,087,837         1,191,542
  Other..........................        3,030             7,474
                                   -------------    -------------
  Total..........................  $ 2,802,369       $ 4,018,735
                                   =============    =============


                                              March 31,
                                   -------------    -------------
                                        2002             2001
                                   -------------    -------------
Total assets:
  Associate Degree Division......  $52,696,673       $49,157,580
  University Degree Division.....   10,773,292        11,895,647
  Other..........................    3,639,264         1,813,267
                                   -------------    -------------
  Total..........................  $67,109,229       $62,866,494
                                   =============    =============


                                     -F 25-

16.     Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for the fiscal years ended March 31, 2002 and 2001 are as follows:


                                                2002
                 ---------------------------------------------------------------
                    First             Second            Third           Fourth
                 --------------   --------------    -------------   ------------
Net revenues      $ 20,518,116     $ 21,384,299     $ 24,369,149    $25,655,242
Income from
 operations            320,976          211,418        2,338,916      2,188,220
Income before
 cumulative
 effect of
 change in
 accounting
 principle              97,027           29,627        1,328,886      1,145,991
Net income              97,027           29,627        1,328,886      1,145,991
Net income per
share:
 Basic            $        .01     $        .00     $        .10     $      .08
 Diluted          $        .01     $        .00     $        .09     $      .08


                                                2001
                 ---------------------------------------------------------------
                    First             Second            Third          Fourth
                 --------------   --------------    -------------   ------------

Net revenues      $ 18,879,430     $ 18,521,239     $  20,878,235   $21,350,411
(Loss) income
 from operations      (363,718)      (1,266,026)        1,103,990     1,102,216
(Loss) income
 before
 cumulative
 effect of change
 in accounting
 principle            (301,766)        (900,583)          518,022      (173,568)
Net (loss) income     (865,737)        (900,583)          518,022      (173,568)
Net (loss) income
 per share before
 cumulative
 effect of change
 in accounting
 principle        $      (0.02)    $      (0.07)    $        0.04   $     (0.01)

Net (loss) income
 per share (basic
 and diluted)     $      (0.06)    $      (0.07)    $        0.04   $     (0.01)



                                     -F 26-

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-94200 and Form S-8 No. 33-52588) pertaining to the 1986 Amended and Restated Directors and Consultants Stock Option Plan, Registration Statements (Form S-8 No. 33-58068 and Form S-8 No. 33-94230) pertaining to the 1992 Incentive Stock Option Plan, Registration Statements (Form S-8 No. 333-16007, Form S-8 No. 333-67477 and Form S-8 No. 333-67834) pertaining to the
1996 Stock Option Plan, Registration Statement (Form S-8 No. 333-42109) pertaining to the Employee Stock Purchase Plan and Registration Statement (Form S-8 No. 333-67473) pertaining to the Richard C. Pfenniger, Jr. Stock Option Plan of Whitman Education Group, Inc. of our report dated May 29, 2002, with respect to the consolidated financial statements of Whitman Education Group, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 2002.



                                                        /s/ ERNST & YOUNG LLP


Miami, Florida
June 7, 2002