Form 10-Q
period 2002-06-30
WHITMAN EDUCATION GROUP INC
filed 2002-08-07
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                           22-2246554
--------------------------------                      --------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

              4400 Biscayne Boulevard, Miami, Florida        33137
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

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

                           Yes X    No _________

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of August 5, 2002, there were 13,961,149 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                                  June 30, 2002


                                TABLE OF CONTENTS


                                                                         Page
PART I - Financial Information

Item 1.  Financial Statements.........................................      3
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................     10

PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.............................     16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    June 30,         March 31,
                                                      2002             2002
                                                  -------------    -------------
Assets                                             (Unaudited)
Current assets:
  Cash and cash equivalents...................    $ 15,247,397     $ 14,010,878
  Accounts receivable, net....................      23,543,893       23,425,589
  Inventories.................................       1,453,676        1,633,917
  Deferred tax assets, net....................       3,272,192        3,376,197
  Other current assets........................       2,210,225        2,273,607
                                                  -------------    -------------
    Total current assets......................      45,727,383       44,720,188
Property and equipment, net...................      10,479,402       10,804,417
Deposits and other assets.....................       2,041,518        2,296,002
Goodwill, net.................................       9,288,622        9,288,622
                                                  -------------    -------------
    Total assets..............................    $ 67,536,925     $ 67,109,229
                                                  =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................    $  1,372,868     $  1,716,674
  Accrued expenses............................       6,383,529        6,749,811
  Income taxes payable........................         510,162                -
  Current portion of capitalized lease
    obligations...............................       1,715,166        1,781,501
  Current portion of capital expenditure note
    payable...................................       1,300,000        1,300,000
  Deferred tuition revenue....................      22,722,425       23,269,177
                                                  -------------    -------------
    Total current liabilities.................      34,004,150       34,817,163
Capitalized lease obligations.................       2,457,656        2,815,136
Capital expenditure note payable..............       4,333,333        4,658,333
Deferred tax liability........................       1,153,049        1,091,960
Stockholders' equity:
   Common stock, no par value; authorized
    100,000,000 shares; issued 14,369,414
    shares at June 30, 2002 and 14,262,648
    shares at March 31, 2002; outstanding
    13,934,620 shares at June 30, 2002 and
    13,827,854 shares at March 31, 2002.......      23,638,436       23,198,153
   Additional paid-in capital.................         805,309          805,309
   Retained earnings (accumulated deficit)....       1,144,992         (276,825)
                                                  -------------    -------------
    Total stockholders' equity................      25,588,737       23,726,637
                                                  -------------    -------------
    Total liabilities and stockholders'
     equity...................................    $ 67,536,925     $ 67,109,229
                                                  =============    =============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             June 30,
                                                  ------------------------------
                                                      2002              2001
                                                  -------------    -------------

Net revenues..................................    $ 25,424,115     $ 20,518,116

Costs and expenses:
  Instructional and educational support.......      15,058,863       13,742,210
  Selling and promotional.....................       3,886,540        3,362,968
  General and administrative..................       4,018,101        3,091,962
                                                  -------------    -------------
Total costs and expenses......................      22,963,504       20,197,140
                                                  -------------    -------------

Income from operations........................       2,460,611          320,976
Other (income) and expenses:
  Interest expense............................         175,069          268,714
  Interest income.............................        (104,067)        (109,449)
                                                  -------------    -------------

Income before income tax provision............       2,389,609          161,711
Income tax provision..........................         967,792           64,684
                                                  -------------    -------------
Net income....................................    $  1,421,817     $     97,027
                                                  =============    =============


Net income per share:
  Basic.......................................    $       0.10     $       0.01
                                                  =============    =============
  Diluted.....................................    $       0.09     $       0.01
                                                  =============    =============

Weighted average common shares outstanding:
  Basic ......................................      13,919,993       13,648,779
                                                  =============    =============
  Diluted.....................................      15,410,777       13,879,583
                                                  =============    =============


                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             June 30,
                                                  ------------------------------
                                                       2002             2001
                                                  -------------    -------------
Cash flows from operating activities:
Net income.....................................   $  1,421,817     $     97,027

Adjustments to reconcile net income to net
  cash provided by (used in)
  operating activities:
   Depreciation and amortization...............        894,336          984,210
   Bad debt expense............................      1,358,756        1,121,434
   Deferred tax provision......................        165,094                -
   Changes in operating assets and liabilities:
     Accounts receivable.......................     (1,477,060)      (1,171,910)
     Inventories...............................        180,241           60,183
     Other current assets......................         63,382          (33,827)
     Deposits and other assets.................        254,484         (217,653)
     Accounts payable..........................       (343,806)        (964,350)
     Accrued expenses..........................        (61,012)         297,349
     Income taxes payable......................        510,162           55,063
     Deferred tuition revenue..................       (546,752)        (326,689)
                                                  -------------    -------------
Net cash provided by (used in) operating
  activities...................................      2,419,642          (99,163)
                                                  -------------    -------------

Cash flows from investing activities:
Purchase of property and equipment.............       (523,699)        (416,076)
                                                  -------------    -------------
Net cash used in investing activities..........       (523,699)        (416,076)
                                                  -------------    -------------

Cash flows from financing activities:
Proceeds from line of credit and long-term
  debt.........................................               -       5,746,081
Principal payments on line of credit, long-term
  debt and capital lease obligations...........       (794,437)      (8,135,370)
Proceeds from purchases in stock purchase plan
  and exercise of options......................        135,013           29,501
                                                  -------------    -------------
Net cash used in financing activities..........       (659,424)      (2,359,788)
                                                  -------------    -------------

Increase (decrease) in cash and cash
  equivalents..................................      1,236,519       (2,875,027)
Cash and cash equivalents at beginning of year.     14,010,878        5,892,779
                                                  -------------    -------------
Cash and cash equivalents at end of period.....   $ 15,247,397     $  3,017,752
                                                  =============    =============

Supplemental disclosures of noncash financing
and investing activities:
Equipment acquired under capital leases........   $     45,622     $    220,612
                                                  =============    =============
Value of stock issued for 401(k) employee
  match........................................   $    305,270     $          -
                                                  =============    =============

Supplemental disclosures of cash flow
information:
Interest paid..................................   $    175,069     $    268,714
                                                  =============    =============
Income taxes paid..............................   $    107,998     $          -
                                                  =============    =============

                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in our Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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


2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                         For the Three Months
                                                            Ended June 30,
                                                    ----------------------------
                                                          2002          2001
                                                    -------------  -------------
Numerator:
  Net income...................................     $  1,421,817   $     97,027
                                                    =============  =============
Denominator:
  Denominator for basic earnings per share -
   weighted average shares.....................       13,919,993     13,648,779
Effect of dilutive securities:
  Employee stock options.......................        1,490,784        230,804
                                                    -------------  -------------
  Dilutive potential common shares.............        1,490,784        230,804
     Denominator for diluted
      earnings per share -
      adjusted weighted -
      average shares and assumed conversions...       15,410,777     13,879,583
                                                    =============  =============

Basic net income per share.....................     $       0.10   $       0.01
                                                    =============  =============
Diluted net income per share...................     $       0.09   $       0.01
                                                    =============  =============



3.   New Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets"  ("SFAS  144").  SFAS  144  requires  that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The adoption of SFAS 144, which was effective April 1, 2002, did not have an impact on Whitman's financial position or results of operations.

                 Whitman Education Group, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)




4.   Net Income Per Common Share

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.


5.   Comprehensive Income

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities to be included in "other comprehensive income."

     For the three months ended June 30, 2002 and June 30, 2001, total comprehensive income was $1,421,817 and $97,027, respectively.


6.   Segment and Related Information

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

     Whitman is organized into two reportable segments, the University Degree Division and the Associate Degree Division. The University Degree Division primarily offers bachelor, master and doctorate degrees through Colorado Technical University. The Associate Degree Division primarily offers associate degrees and diplomas or certificates through Sanford-Brown College and Ultrasound Diagnostic Schools.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

                 Whitman Education Group, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited)-(Continued)



6.   Segment and Related Information - (Continued)

     Summarized financial information concerning Whitman's reportable segments is shown in the following table:


                                                     For the Three Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        2002            2001
                                                    -------------  -------------
Net revenues:
  Associate Degree Division....................     $ 19,971,284   $ 15,288,208
  University Degree Division...................        5,452,831      5,229,908
                                                    -------------  -------------
  Total........................................     $ 25,424,115   $ 20,518,116
                                                    =============  =============

Income before income tax provision:
  Associate Degree Division....................     $  2,684,996   $     68,855
  University Degree Division...................          267,512        704,424
  Other........................................         (562,899)      (611,568)
                                                    -------------  -------------
  Total........................................     $  2,389,609   $    161,711
                                                    =============  =============


                                                       June 30,       March 31,
                                                        2002            2002
                                                    -------------  -------------
Total assets:
  Associate Degree Division....................     $ 53,154,526   $ 52,696,673
  University Degree Division...................        8,570,647     10,773,292
  Other........................................        5,811,752      3,639,264
                                                    -------------  -------------
  Total........................................     $ 67,536,925   $ 67,109,229
                                                    =============  =============

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2002 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, statements regarding Whitman's financing needs and plans for future resources, working capital and operations. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, regulatory, licensing and accreditation risks inherent in operating proprietary postsecondary educational institutions, (including risks relating to the continued eligibility of our schools to receive funds under Title IV
Programs), risks relating to the recoverability of our goodwill and the realization of our deferred tax assets, and risks and uncertainties relating to the availability of financing which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.

Results of Operations

         The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                  For the Three Months Ended
                                                            June 30,
                                              ----------------------------------
                                                   2002                2001
                                              ---------------    ---------------
Net revenues................................      100.0%              100.0%
Costs and expenses:
  Instructional and educational support.....       59.2                67.0
  Selling and promotional...................       15.3                16.4
  General and administrative................       15.8                15.0
                                              ---------------    ---------------
 Total costs and expenses...................       90.3                98.4
                                              ---------------    ---------------
 Income from operations.....................        9.7                 1.6
 Other (income) and expenses:
      Interest expense......................        0.7                 1.3
      Interest income.......................       (0.4)               (0.5)
                                              ---------------    ---------------
 Income before income tax provision.........        9.4                 0.8
 Income tax provision.......................        3.8                 0.3
                                              ---------------    ---------------
 Net income ................................        5.6%                0.5%
                                              ===============    ===============


     Three  Months  Ended June 30, 2002  Compared to Three Months Ended June 30,
     2001

     Net revenues increased by $4.9 million or 23.9% to $25.4 million for the three months ended June 30, 2002 from $20.5 million for the three months ended June 30, 2001. This increase was primarily due to a 9.8% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced an 18.6% increase in average student enrollment and the University Degree Division experienced a 6.5% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the health information specialist program offered by the Ultrasound Diagnostic Schools and the allied health programs offered at Sanford-Brown College. The decrease in student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs offered at Colorado Technical University. The decrease in average student enrollment in the University Degree Division was offset by an increase in the revenue earned per student due to an increase in the number of credit hours taken by students at Colorado Technical University.

     Instructional and educational support expenses increased by $1.3 million or 9.6% to $15.0 million for the three months ended June 30, 2002 from $13.7 million for the three months ended June 30, 2001. As a percentage of net revenues, instructional and educational support expenses decreased to 59.2% for the three months ended June 30, 2002 as compared to 67.0% for the three months ended June 30, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll expenses and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.5 million or 15.6% to $3.9 million for the three months ended June 30, 2002 from $3.4 million for the three months ended June 30, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 15.3% for the three months ended June 30, 2002 as compared to 16.4% for the three months ended June 30, 2001. The increase in selling and promotional expenses was primarily due to an increase in advertising expenses in the Associate Degree Division resulting from our marketing efforts directed at increasing enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $0.9 million or 30.0% to $4.0 million for the three months ended June 30, 2002 from $3.1 million for the three months ended June 30, 2001. As a percentage of net revenues, general and administrative expenses increased to 15.8% for the three months ended June 30, 2002 as compared to 15.0% for the three months ended June 30, 2001. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits and an increase in bad debt expense. As a percentage of net revenues, however, bad debt expense decreased to 5.3% for the three months ended June 30, 2002 from 5.5% for the three months ended June 30, 2001.

     We reported income from operations of $2.5 million for the three months ended June 30, 2002 as compared to income from operations of $0.3 million for the three months ended June 30, 2001. This increase in profitability was primarily due to an increase in income from operations of $2.6 million in the Associate Degree Division which was partially offset by a decrease in income from operations of $0.4 million in the University Degree Division.

     We reported net income of $1.4 million and $0.1 million for the three months ended June 30, 2002 and 2001, respectively. The increase in net profits was primarily due to the increase in profitability in the Associate Degree Division.

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

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2002 and March 31, 2002 were $15.2 million and $14.0 million, respectively. Our working capital totaled $11.7 million at June 30, 2002 and $9.9 million at March 31, 2002.

     Net cash of $2.4 million was provided by operating activities for the three months ended June 30, 2002 compared to net cash of $0.1 million used in operating activities for the three months ended June 30, 2001. The increase in cash provided by operating activities of $2.5 million was primarily due to an increase in net profits of $1.3 million and an increase in income taxes payable of $0.5 million.

     Net cash of $0.5 million and $0.4 million were used in investing activities for the three months ended June 30, 2002 and 2001, respectively. The net cash used in investing activities related to the purchase of property and equipment.

     Net cash of $0.7 million and $2.4 million were used in financing activities for the three months ended June 30, 2002 and 2001, respectively. The net cash used in financing activities related to principal payments made on our long-term debt, line of credit and capital lease obligations net of proceeds received from such financings, and proceeds received from purchases in our employee stock purchase plan and from the exercise of stock options. The decrease in cash used in financing activities was due to a decrease of $1.6 million in net payments on long-term debt and capitalized lease obligations.

     At March 31, 2002, we had a $2.0 million line of credit which was scheduled to expire on October 31, 2002. In June 2002, we increased the line of credit to $3.5 million and extended the expiration date to October 31, 2003. At June 30, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs. Approximately 65% of our cash collections are from students who received funds from Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools. Because a significant percentage of our revenue is derived from the Title IV Programs, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our short-term and long-term liquidity.

     We believe that with our working capital, our cash flow from operations, and our line of credit, we will have adequate resources to meet our anticipated operating requirements for the foreseeable future.

Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                   Payments Due by Period
                   -------------------------------------------------------------
                                 Within                                 After
                     Total       1 Year     2-3 Years   4-5 Years      5 Years
                   ----------  ----------  -----------  ----------   -----------
  Note Payable     $  5,633    $  1,300    $   2,600    $   1,733    $       -
  Capital Lease
   Obligations        4,173       1,709        2,024          440            -
  Operating Leases   29,831       5,705        9,871        7,391         6,864
                   ----------  ----------  -----------  ----------   -----------
                   $ 39,637    $  8,714    $  14,495    $   9,564    $    6,864
                   ==========  ==========  ===========  ==========   ===========


     We have a contractual commitment related to a $3.5 million line of credit which expires on October 31, 2003. At June 30, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million, which reduced the amount available for borrowing.


Transactions with Former Management

     We purchase certain textbooks and materials for resale to our students from an entity that is 40% owned by Randy S. Proto, our former Chief Operating Officer and President. For the three months ended June 30, 2002 and 2001, we purchased approximately $60,000 and $23,000, respectively, in textbooks and materials from that entity.


Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements of Whitman Education Group, Inc. for the fiscal year ended March 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

     Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, intangible assets, accrued liabilities, income and other tax accruals, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different conditions or if our assumptions change.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our students to make required payments. We determine the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain student account receivable categories based on historical bad debt experience. We charge-off accounts receivable balances deemed to be uncollectible usually after they have been sent to a collection agency and returned uncollected. While such losses have historically been within our expectations, there can be no assurance that we will continue to experience the same level of losses that we have in the past. Furthermore, because a significant percentage of our revenue is derived from the Title IV Programs, any legislative or regulatory action that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on the collectability of our accounts receivable and our future operating results, including a reduction in future revenues and additional allowances for doubtful accounts.

     o    We have  made  acquisitions  in the past  that  have  resulted  in the recognition of goodwill. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset not previously recorded which would adversely impact our operating results for the period in which we made the determination. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

     o We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets quarterly.

New Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets"  ("SFAS  144").  SFAS  144  requires  that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The adoption of SFAS 144, which was effective April 1, 2002, did not have an impact on our financial position or results of operations.



                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------


     Exhibit
     Number    Description                                      Method of Filing
     -------   ------------                                     ----------------
     10.13     Letter  Agreement dated March 19, 2002 by and     Filed herewith.
               between  Merrill  Lynch  Business   Financial
               Services,  Inc. and Whitman  Education Group,
               Inc.

     99.1      Certification of Chief Executive Officer          Filed herewith.


     99.2      Certification of Chief Financial Officer          Filed herewith.


         (b)     Reports on Form 8-K
                 --------------------
     On May 13, 2002, Whitman furnished a Current Report on Form 8-K. In that report, Whitman furnished information relating to a presentation to investors pursuant to Item 9 of Form 8-K and Regulation FD. The information contained in that Current Report on Form 8-K shall not be construed to be included herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WHITMAN EDUCATION GROUP, INC.

                                                   By: /s/ FERNANDO L. FERNANDEZ
                                                       -------------------------
                                                       Fernando L. Fernandez
                                                       Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary
Date: August 7, 2002