Form 10-Q
period 2002-09-30
WHITMAN EDUCATION GROUP INC
filed 2002-11-07
CIK 352183

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


                         Commission File Number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Florida                                      22-2246554
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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


     As of October 31, 2002, there were 14,125,042 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                               September 30, 2002


                                TABLE OF CONTENTS

                                                                        Page No.

PART I - Financial Information

Item 1.    Financial Statements......................................         3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................        11

Item 4.    Controls and Procedures...................................        18

PART II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders.......        18

Item 6.    Exhibits and Reports on Form 8-K..........................        18

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                    September 30,    March 31,
                                                        2002           2002
                                                   --------------  -------------
                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents.................     $ 14,261,132    $ 14,010,878
    Accounts receivable, net..................       28,886,516      23,425,589
    Inventories...............................        1,860,252       1,633,917
    Deferred tax assets, net..................        3,333,027       3,376,197
    Other current assets......................        2,261,651       2,273,607
                                                   --------------  -------------
     Total current assets.....................       50,602,578      44,720,188
Property and equipment, net...................       10,640,090      10,804,417
Deposits and other assets, net................        1,970,891       2,296,002
Goodwill, net.................................        9,288,622       9,288,622
                                                   --------------  -------------
     Total assets.............................     $ 72,502,181    $ 67,109,229
                                                   ==============  =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable..........................     $  2,301,568    $  1,716,674
    Accrued expenses..........................        6,108,918       6,749,811
    Current portion of capitalized
      lease obligations.......................        1,549,825       1,781,501
    Current portion of capital
      expenditure note payable................        1,300,000       1,300,000
    Deferred tuition revenue..................       27,417,349      23,269,177
                                                   --------------  -------------
     Total current liabilities................       38,677,660      34,817,163
Capitalized lease obligations.................        2,199,970       2,815,136
Capital expenditure note payable..............        4,008,334       4,658,333
Deferred tax liability........................        1,225,680       1,091,960
Stockholders' equity:
     Common stock, no par value; authorized
      100,000,000 shares; issued 14,369,414
      shares at September 30, 2002 and
      14,262,648 shares at March 31, 2002;
      outstanding 13,934,620 shares at
      September 30, 2002 and 13,827,854 shares
      at March 31, 2002.......................       23,781,553      23,198,153
     Additional paid-in capital...............          805,309         805,309
     Retained earnings (accumulated deficit)..        1,803,675        (276,825)
                                                   --------------  -------------
     Total stockholders' equity...............       26,390,537      23,726,637
                                                   --------------  -------------
     Total liabilities and stockholders'
      equity..................................     $ 72,502,181    $ 67,109,229
                                                   ==============  =============


                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     For the Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                        2002           2001
                                                   --------------  -------------

Net revenues..................................     $ 25,349,696    $ 21,384,299

Costs and expenses:
    Instructional and educational support.....       16,159,548      14,036,833
    Selling and promotional...................        4,186,704       3,837,463
    General and administrative................        3,804,069       3,298,585
                                                   --------------  -------------

Total costs and expenses......................       24,150,321      21,172,881
                                                   --------------  -------------

Income from operations........................        1,199,375         211,418
Other (income) and expenses:
    Interest expense..........................          184,182         245,273
    Interest income...........................          (91,837)        (83,233)
                                                   --------------  -------------

Income before income tax provision............        1,107,030          49,378
Income tax provision..........................          448,347          19,751
                                                   --------------  -------------

Net income....................................     $    658,683    $     29,627
                                                   ==============  =============

Net income per share:
    Basic.....................................     $       0.05    $       0.00
                                                   ==============  =============
    Diluted...................................     $       0.04    $       0.00
                                                   ==============  =============

Weighted average common shares outstanding:
    Basic.....................................       13,967,803      13,668,586
                                                   ==============  =============
    Diluted...................................       15,096,907      14,050,324
                                                   ==============  =============



                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      For the Six Months Ended
                                                           September 30,
                                                   -----------------------------
                                                        2002            2001
                                                   --------------  -------------

Net revenues..................................     $  50,773,812   $ 41,902,415

Costs and expenses:
    Instructional and educational support.....        31,218,411     27,775,521
    Selling and promotional...................         8,073,244      7,200,216
    General and administrative................         7,822,171      6,394,283
                                                   --------------  -------------

Total costs and expenses......................        47,113,826     41,370,020
                                                   --------------  -------------

Income from operations........................         3,659,986        532,395
Other (income) and expenses:
    Interest expense..........................           359,251        513,986
    Interest income...........................          (195,903)      (192,681)
                                                   --------------  -------------

Income before income tax provision............         3,496,638        211,090
Income tax provision..........................         1,416,138         84,436
                                                   --------------  -------------

Net income....................................     $   2,080,500   $    126,654
                                                   ==============  =============

Net income per share:
    Basic.....................................     $        0.15   $       0.01
                                                   ==============  =============
    Diluted...................................     $        0.14   $       0.01
                                                   ==============  =============

Weighted average common shares outstanding:
    Basic.............................                13,944,028     13,658,737
                                                   ==============  =============
    Diluted...........................                15,233,793     13,990,198
                                                   ==============  =============



                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Six Months Ended
                                                          September 30,
                                                   -----------------------------
                                                        2002           2001
                                                   --------------  -------------
Cash flows from operating activities:
Net income....................................     $   2,080,500   $    126,654
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization...............         1,827,809      1,979,719
  Bad debt expense............................         2,751,942      2,329,326
  Deferred tax provision......................           176,890              -
  Changes in operating assets and liabilities:
   Accounts receivable........................        (8,212,869)    (3,940,133)
   Inventories................................          (226,335)        30,912
   Other current assets.......................            11,956        (20,263)
   Deposits and other assets..................           325,111       (210,515)
   Accounts payable...........................           584,894     (1,019,253)
   Accrued expenses...........................          (335,623)     1,225,333
   Income taxes payable.......................                 -         69,815
   Deferred tuition revenue...................         4,148,172        953,851
                                                   --------------  -------------
Net cash provided by operating activities.....         3,132,447      1,525,446
                                                   --------------  -------------

Cash flows from investing activity:
Purchase of property and equipment............        (1,617,860)      (710,705)
                                                   --------------  -------------
Net cash used in investing activity...........        (1,617,860)      (710,705)
                                                   --------------  -------------

Cash flows from financing activities:
Proceeds from line of credit and long-term
 debt.........................................                 -        163,846
Principal payments on line of credit,
 long-term debt and capital lease obligations.        (1,542,463)    (3,104,530)
Proceeds from purchases in stock purchase plan
 and exercise of options......................           278,130         29,550
                                                   --------------  -------------
Net cash used in financing activities.........        (1,264,333)    (2,911,134)
                                                   --------------  -------------
Increase (decrease) in cash and cash
 equivalents..................................           250,254     (2,096,393)
Cash and cash equivalents at beginning of
 year.........................................        14,010,878      5,892,779
                                                   --------------  -------------
Cash and cash equivalents at end of period.....    $  14,261,132   $  3,796,386
                                                   ==============  =============

Supplemental disclosures of noncash financing
and investing activities:
Equipment acquired under capital leases.......     $      45,622   $    513,108
                                                   ==============  =============
Value of stock issued for 401(k)employee
 match........................................     $     305,270   $          -
                                                   ==============  =============

Supplemental disclosures of cash flow
information:
Interest paid.................................     $     359,251   $    513,986
                                                   ==============  =============
Income taxes paid.............................     $   1,494,179   $      5,000
                                                   ==============  =============


                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments, which are of a normal recurring nature, necessary for a fair presentation, in all material respects, of financial position and the results of operations and cash flows for the periods presented. However, the financial statements do not include all information and footnotes required for a presentation in accordance with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in our Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                             For the Three Months        For the Six Months
                              Ended September 30,        Ended September 30,
                           -------------------------- --------------------------
                                2002        2001           2002        2001
                           ------------  ------------ ------------  ------------
Numerator:
Net income...............  $   658,683   $    29,627  $ 2,080,500   $   126,654
                           ============  ============ ============  ============
Denominator:
  Denominator for basic
    earnings per share -
    weighted average
    shares...............   13,967,803    13,668,586   13,944,028    13,658,737
Effect of dilutive
securities:
  Employee stock options.    1,129,104       381,738    1,289,765       331,461
                           ------------  ------------ ------------  ------------
  Dilutive potential
    common shares........    1,129,104       381,738    1,289,765       331,461

  Denominator for diluted
    earnings per share-
    adjusted weighted-
    average shares and
    assumed conversions..   15,096,907    14,050,324   15,233,793    13,990,198
                           ============  ============ ============  ============

Basic net income per
  share..................  $      0.05   $      0.00  $      0.15   $      0.01
                           ============  ============ ============  ============
Diluted net income per
  share..................  $      0.04   $      0.00  $      0.14   $      0.01
                           ============  ============ ============  ============



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

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. Whitman is not currently engaged in any significant exit or disposal activities and does not expect the adoption of SFAS 146 to have any impact on its financial position or results of operations.

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


5.   Comprehensive Income

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities to be included in "other comprehensive income." Net income was the only component of comprehensive income for the three and six months ended September 30, 2002 and September 30, 2001.


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

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


6.   Segment and Related Information - (Continued)


     Summarized financial information concerning Whitman's reportable segments is shown in the following table:

                         For the Three Months            For the Six Months
                          Ended September 30,            Ended September 30,
                       ---------------------------  ----------------------------
                            2002        2001             2002          2001
                       ------------- -------------  ------------- --------------
Net revenues:
  Associate Degree
    Division........   $ 21,079,832  $ 17,400,635   $ 41,051,117  $  32,688,843
  University Degree
    Division........      4,269,864     3,983,664      9,722,695      9,213,572
                       ------------- -------------  ------------- --------------
  Total.............   $ 25,349,696  $ 21,384,299   $ 50,773,812  $  41,902,415
                       ============= =============  ============= ==============

Income (loss) before
 income tax provision:
  Associate Degree
    Division........   $  2,789,947  $  1,458,389   $  5,474,943  $   1,527,244
  University Degree
    Division........     (1,125,700)     (797,795)      (858,188)       (93,371)
  Other.............       (557,217)     (611,216)    (1,120,117)    (1,222,783)
                       ------------- -------------  ------------- --------------
  Total.............   $  1,107,030  $     49,378   $  3,496,638  $     211,090
                       ============= =============  ============= ==============


                       September 30,   March 31,
                           2002          2002
                       ------------- -------------
Total assets:
  Associate Degree
    Division........   $ 63,297,067  $ 52,696,673
  University Degree
    Division........      7,577,808    10,773,292
  Other.............      1,627,306     3,639,264
                       ------------- -------------
  Total.............   $ 72,502,181  $ 67,109,229
                       ============= =============

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2002 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, statements regarding our anticipated financial performance, our financing needs and plans for future resources, working capital and operations. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, risks and uncertainties relating to the rate of student enrollment growth, the effect of, and our and our accrediting bodies' ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, the level of government funding for, and our eligibility to participate in, student financial aid programs, our ability to assess and meet the educational needs and demands of our customers and their employers, the effect of competitive pressures from other educational institutions, our ability to execute our growth strategy and manage planned internal growth, the effect of economic conditions in the postsecondary education industry and in the economy generally, the effect of changes in taxation and other government regulations, risks relating to the recoverability of our goodwill and the realization of our deferred tax assets, and risks and uncertainties relating to the availability of financing which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.


Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                         For the Three Months Ended     For the Six Months Ended
                               September 30,                  September 30,
                        ---------------------------    -------------------------
                            2002           2001           2002           2001
                        ------------   ------------    -----------   -----------
Net revenues........       100.0%         100.0%         100.0%         100.0%
Costs and expenses:
  Instructional and
    educational
    support.........        63.8           65.7           61.5           66.2
  Selling and
    promotional.....        16.5           17.9           15.9           17.2
  General and
    administrative..        15.0           15.4           15.4           15.3
                        ------------   ------------    -----------   -----------
Total costs and
  expenses..........        95.3           99.0           92.8           98.7
                        ------------   ------------    -----------   -----------
Income from
  operations........         4.7            1.0            7.2            1.3
Other (income) and
  expenses:
  Interest expense..         0.7            1.1            0.7            1.2
  Interest income...        (0.4)          (0.3)          (0.4)          (0.4)
                        ------------   ------------    -----------   -----------
Income before income
  tax provision.....         4.4            0.2            6.9            0.5
Income tax
  provision.........         1.8            0.1            2.8            0.2
                        ------------   ------------   ------------   -----------
Net income..........         2.6%           0.1%           4.1%           0.3%
                        ============   ============   ============   ===========

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net revenues increased by $3.9 million, or 18.5%, to $25.3 million for the three months ended September 30, 2002 from $21.4 million for the three months ended September 30, 2001. This increase was primarily due to a 10.9% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 16.9% increase in average student enrollment and the University Degree Division experienced a 5.5% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and health information specialist programs offered at the Ultrasound Diagnostic Schools and the allied health programs offered at Sanford-Brown College. The decrease in student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs offered at Colorado Technical University. The decrease in average student enrollment in the University Degree Division was offset by an increase in the revenue earned per student due to an increase in tuition rates and an increase in auxiliary sales.

     Instructional and educational support expenses increased by $2.1 million, or 15.1%, to $16.1 million for the three months ended September 30, 2002 from $14.0 million for the three months ended September 30, 2001. However, as a percentage of net revenues, instructional and educational support expenses decreased to 63.8% for the three months ended September 30, 2002 as compared to 65.7% for the three months ended September 30, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.4 million, or 9.1%, to $4.2 million for the three months ended September 30, 2002 from $3.8 million for the three months ended September 30, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 16.5% for the three months ended September 30, 2002 as compared to 17.9% for the three months ended September 30, 2001. The increase in selling and promotional expenses was primarily due to an increase in advertising expenses resulting from our marketing efforts directed at increasing enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $0.5 million, or 15.3%, to $3.8 million for the three months ended September 30, 2002 from $3.3 million for the three months ended September 30, 2001. As a percentage of net revenues, general and administrative expenses decreased to 15.0% for the three months ended September 30, 2002 as compared to 15.4% for the three months ended
September 30, 2001. The increase in general and administrative expenses was primarily due to an increase in bad debt expense. However, as a percentage of net revenues, bad debt expense decreased to 5.5% for the three months ended September 30, 2002 from 5.6% for the three months ended September 30, 2001.

     We reported income from operations of $1.2 million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively. This increase in profitability was primarily due to an increase in income from operations of $1.3 million in the Associate Degree Division which was partially offset by an increase in losses from operations of $0.3 million in the University Degree Division.

     We reported net income of $0.7 million and $29,627 for the three months ended September 30, 2002 and 2001, respectively. The increase in net income was primarily due to the increase in profitability in the Associate Degree Division.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

     Net revenues increased by $8.9 million, or 21.2%, to $50.8 million for the six months ended September 30, 2002 from $41.9 million for the six months ended September 30, 2001. This increase was primarily due to a 10.4% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 17.8% increase in average student enrollment and the University Degree Division experienced a 6.0% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and health information specialist programs offered at the Ultrasound Diagnostic Schools and the allied health programs offered at Sanford-Brown College. The decrease in student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs offered at Colorado Technical University. The decrease in average student enrollment in the University Degree Division was offset by an increase in the revenue earned per student due to an increase in the number of credit hours taken by students at Colorado Technical University, an increase in tuition rates, and an increase in auxiliary sales.

     Instructional and educational support expenses increased by $3.4 million, or 12.4%, to $31.2 million for the six months ended September 30, 2002 from $27.8 million for the six months ended September 30, 2001. As a percentage of net revenues, instructional and educational support expenses decreased to 61.5% for the six months ended September 30, 2002 as compared to 66.2% for the six months ended September 30, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.9 million, or 12.1%, to $8.1 million for the six months ended September 30, 2002 from $7.2 million for the six months ended September 30, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 15.9% for the six months ended September 30, 2002 as compared to 17.2% for the six months ended September 30, 2001. The increase in selling and promotional expenses was primarily due to an increase in advertising expenses resulting from our marketing efforts directed at increasing enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $1.4 million, or 22.3%, to $7.8 million for the six months ended September 30, 2002 from $6.4 million for the six months ended September 30, 2001. As a percentage of net revenues, general and administrative expenses increased to 15.4% for the six months ended September 30, 2002 as compared to 15.3% for the six months ended September 30, 2001. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits to support the growth in student population and an increase in bad debt expense. However, for the six months ended September 30, 2002, bad debt expense as a percentage of net revenues decreased to 5.4% from 5.6% for the six months ended September 30, 2001.

     We reported income from operations of $3.7 million and $0.5 million for the six months ended September 30, 2002 and 2001, respectively. This increase in profitability was primarily due to an increase in income from operations of $3.9 million in the Associate Degree Division which was partially offset by an increase in losses from operations of $0.8 million in the University Degree Division.

     We reported net income of $2.1 million and $0.1 million for the six months ended September 30, 2002 and 2001, respectively. The increase in net income was primarily due to the increase in profitability in the Associate Degree Division.

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

Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 2002 and March 31, 2002 were $14.3 million and $14.0 million, respectively. Our working capital totaled $11.9 million at September 30, 2002 and $9.9 million at March 31, 2002.

     Net cash of $3.1 million and $1.5 million were provided by operating activities for the six months ended September 30, 2002 and 2001, respectively. The increase in cash provided by operating activities of $1.6 million was primarily due to an increase in net profits of $2.0 million.

     Net cash of $1.6 million and $0.7 million were used in investing activities for the six months ended September 30, 2002 and 2001, respectively. The net cash used in investing activities related to the purchase of property and equipment.

     Net cash of $1.3 million and $2.9 million were used in financing activities for the six months ended September 30, 2002 and 2001, respectively. The net cash used in financing activities related to principal payments made on our long-term debt, line of credit and capital lease obligations net of proceeds received from such financings, and proceeds received from purchases in our employee stock purchase plan and from the exercise of stock options. The decrease in cash used in financing activities was due to a decrease of $1.4 million in net payments on long-term debt and capitalized lease obligations.

     We have a $3.5 million line of credit which expires on October 31, 2003. At September 30, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million which reduced the amount available for borrowing.

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


Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                      Payments Due by Period
                           -----------------------------------------------------
                                     Within                               After
                            Total    1 Year    2-3 Years    4-5 Years    5 Years
                           -------   --------  ---------    ---------    -------
Note payable               $ 5,308   $ 1,300   $  2,600     $  1,408     $     -
Capital lease obligations    3,750     1,550      1,926          274           -
Operating leases            28,122     5,427      9,626        6,987       6,082
                           -------   --------  ---------    ---------    -------
                           $37,180   $ 8,277   $ 14,152     $  8,669     $ 6,082
                           =======   ========  =========    =========    =======

     We have a contractual commitment related to a $3.5 million line of credit which expires on October 31, 2003. At September 30, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.5 million, which reduced the amount available for borrowing.


Transactions with Former Management

     We purchase certain textbooks and materials for resale to our students from an entity that is 40% owned by Randy S. Proto, our former Chief Operating Officer and President. For the six months ended September 30, 2002 and 2001, we purchased approximately $69,000 and $73,000, respectively, in textbooks and materials from that entity.

Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements of Whitman Education Group, Inc. for the fiscal year ended March 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

o We have made acquisitions in the past that have resulted in the recognition of goodwill. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset not previously recorded which would adversely impact our operating results for the period in which we made the determination. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

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

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are not currently engaged in any significant exit or disposal activities and do not expect the adoption of SFAS 146 to have any impact on our financial position or results of operations.

Outlook

     The principal factors that we now expect will influence our 2003 financial outlook include changes and trends in:

o    our student population;
o    our allowance for doubtful accounts and bad debt expense;
o    the level of governmental funding for student financial aid programs; and
o    governmental regulations, accreditation standards, or taxation.

     Other factors that could impact our 2003 financial outlook are discussed above and in our other filings with the Securities and Exchange Commission.

     Based on information and forecasts available to us, we now expect revenues for the year ending March 31, 2003 to increase to the range of approximately $103.0 million to $105.0 million, operating income to increase to approximately $9.1 million to $9.7 million, and net income to increase to approximately $5.2 million to $5.6 million. In such case, we would expect diluted earnings per share to increase to approximately $0.34 to $0.36 based on our expectation of approximately 15.6 million diluted common shares to be outstanding under the treasury stock method.

Item 4.   Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that all material information relating to us and our consolidated subsidiaries required to be included in this quarterly report has been made known to them in a timely fashion. No significant changes were made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Annual Shareholders' Meeting

     On August 15, 2002, Whitman held its annual meeting of shareholders. At the meeting, all of the nominees for director were elected by the vote set forth opposite their names in the table below:

     Election of Directors               For                  Withheld
     ---------------------               ---                  --------
     Phillip Frost, M.D.              13,648,374                1,113
     Richard C. Pfenniger, Jr.        13,590,234               59,253
     Jack R. Borsting, Ph.D           13,648,122                1,365
     Neil Flanzraich                  13,648,122                1,365
     Peter S. Knight                  13,646,374                3,113
     Richard M. Krasno, Ph.D.         13,646,374                3,113
     Lois F. Lipsett, Ph.D.           13,648,374                1,113
     Percy A. Pierre, Ph.D.           13,648,374                1,113
     A. Marvin Strait, C.P.A.         13,648,374                1,113


Item 6.   Exhibits and Reports on Form 8-K


     (a) Exhibits
         --------
         Exhibit
         Number      Description                                Method of Filing
         --------    -----------                                ----------------
          99.1       Certification of Chief Executive Officer    Filed herewith.

          99.2       Certification of Chief Financial Officer    Filed herewith.

     (b) Reports on Form 8-K
         -------------------

          No reports on Form 8-K were filed by Whitman during the quarter ended September 30, 2002.

                                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WHITMAN EDUCATION GROUP, INC.




Date: November 7, 2002                            By:  /s/ FERNANDO L. FERNANDEZ
                                                       -------------------------
                                                       Fernando L. Fernandez
                                                       Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

                                  CERTIFICATION
                                  -------------

I, Richard C. Pfenniger, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Whitman Education Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 7, 2002                          By: /s/RICHARD C. PFENNIGER, JR.
                                                    ----------------------------
                                                    Richard C. Pfenniger, Jr.
                                                    Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Fernando L. Fernandez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Whitman Education Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002                              By: /s/FERNANDO L. FERNANDEZ
                                                        ------------------------
                                                        Fernando L. Fernandez
                                                        Vice President-Finance,
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary