Form 10-Q
period 2002-12-31
WHITMAN EDUCATION GROUP INC
filed 2003-02-05
CIK 352183

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                                Yes X        No _______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes_______   No X


     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

     As of January 24, 2003, there were 14,205,867 shares of common stock outstanding.

                          WHITMAN EDUCATION GROUP, INC.
                                    Form 10-Q
                                December 31, 2002


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                       ---------
PART I - Financial Information

Item 1.    Financial Statements...................................           3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................          11

Item 4.    Controls and Procedures................................          18

PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.......................          19

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                 Whitman Education Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                  December 31,        March 31,
                                                      2002              2002
                                                 --------------   --------------
 Assets                                           (Unaudited)
 Current assets:
      Cash and cash equivalents................  $ 18,482,946      $ 14,010,878
      Accounts receivable, net.................    23,908,139        23,425,589
      Inventories..............................     1,960,537         1,633,917
      Deferred tax assets, net.................     2,804,735         3,376,197
      Other current assets.....................     1,570,539         2,273,607
                                                 --------------   --------------
       Total current assets....................    48,726,896        44,720,188
 Property and equipment, net...................    10,865,875        10,804,417
 Deposits and other assets.....................     2,133,825         2,296,002
 Goodwill, net.................................     9,288,622         9,288,622
                                                 --------------   --------------
       Total assets............................  $ 71,015,218      $ 67,109,229
                                                 ==============   ==============

 Liabilities and Stockholders' Equity
 Current liabilities:
      Accounts payable.........................  $  1,731,917      $  1,716,674
      Accrued expenses.........................     7,030,116         6,749,811
      Current portion of capitalized lease
       obligations.............................     1,445,132         1,781,501
      Current portion of capital expenditure
       note payable............................     1,300,000         1,300,000
      Deferred tuition revenue.................    23,295,540        23,269,177
                                                 --------------   --------------
       Total current liabilities...............    34,802,705        34,817,163
 Capitalized lease obligations.................     1,610,056         2,815,136
 Capital expenditure note payable..............     3,683,334         4,658,333
 Deferred tax liability........................     1,292,539         1,091,960
 Stockholders' equity:
      Common stock, no par value; authorized
       100,000,000 shares; issued 14,603,611
       shares at December 31, 2002 and
       14,262,648 shares at March 31, 2002;
       outstanding 14,168,817 shares at
       December 31, 2002 and 13,827,854 shares
       at March 31, 2002.......................    24,198,117        23,198,153
      Additional paid-in capital...............     1,015,307           805,309
      Retained earnings (accumulated deficit)..     4,413,160          (276,825)
                                                 --------------   --------------
      Total stockholders' equity...............    29,626,584        23,726,637
                                                 --------------   --------------
      Total liabilities and stockholders'
       equity..................................  $ 71,015,218      $ 67,109,229
                                                 ==============   ==============




                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                          December 31,
                                                 -------------------------------
                                                      2002             2001
                                                 --------------   --------------

Net revenues...................................  $  28,951,285    $  24,369,149

Costs and expenses:
     Instructional and educational support.....     16,615,350       14,770,480
     Selling and promotional...................      3,810,959        3,630,829
     General and administrative................      4,014,508        3,628,924
                                                 --------------   --------------

Total costs and expenses.......................     24,440,817       22,030,233
                                                 --------------   --------------

Income from operations.........................      4,510,468        2,338,916
Other (income) and expenses:
     Interest expense..........................        174,395          215,070
     Interest income...........................        (86,783)         (90,964)
                                                 --------------   --------------

Income before income tax provision.............      4,422,856        2,214,810
Income tax provision...........................      1,813,371          885,924
                                                 --------------   --------------

Net income.....................................  $   2,609,485    $   1,328,886
                                                 ==============   ==============

Net income per share:
     Basic.....................................  $        0.18    $        0.10
                                                 ==============   ==============
     Diluted...................................  $        0.17    $        0.09
                                                 ==============   ==============

Weighted average common shares outstanding:
     Basic.....................................     14,115,424       13,691,976
                                                 ==============   ==============
     Diluted...................................     15,539,072       14,524,031
                                                 ==============   ==============




                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                    For the Nine Months Ended
                                                           December 31,
                                                 -------------------------------
                                                      2002             2001
                                                 --------------   --------------

 Net revenues..................................  $  79,725,097    $  66,271,563

 Costs and expenses:
      Instructional and educational support....     47,833,761       42,546,001
      Selling and promotional..................     11,884,203       10,831,045
      General and administrative...............     11,836,679       10,023,206
                                                 --------------   --------------

 Total costs and expenses......................     71,554,643       63,400,252
                                                 --------------   --------------

 Income from operations........................      8,170,454        2,871,311
 Other (income) and expenses:
      Interest expense.........................        533,645          729,057
      Interest income..........................       (282,685)        (283,646)
                                                 --------------   --------------

 Income before income tax provision............      7,919,494        2,425,900
 Income tax provision..........................      3,229,509          970,360
                                                 --------------   --------------

 Net income....................................  $   4,689,985    $   1,455,540
                                                 ==============   ==============

 Net income per share:
      Basic....................................  $        0.33    $        0.11
                                                 ==============   ==============
      Diluted..................................  $        0.31    $        0.10
                                                 ==============   ==============

 Weighted average common shares outstanding:
      Basic....................................     14,001,368       13,669,833
                                                 ==============   ==============
      Diluted..................................     15,274,727       14,150,767
                                                 ==============   ==============



                 See accompanying notes to financial statements.

                 Whitman Education Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                          December 31,
                                                 -------------------------------
                                                      2002             2001
                                                 --------------   --------------
Cash flows from operating activities:
Net income.....................................  $   4,689,985    $   1,455,540
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization................      2,651,880        2,868,912
  Bad debt expense.............................      4,168,518        3,530,641
  Deferred tax provision.......................        772,041          776,288
  Changes in operating assets and liabilities:
   Accounts receivable.........................     (4,651,068)        (220,932)
   Inventories.................................       (326,620)        (177,997)
   Other current assets........................        703,068          (87,050)
   Deposits and other assets...................        162,177         (317,417)
   Accounts payable............................         15,243         (623,557)
   Accrued expenses............................        585,575        1,532,123
   Deferred tuition revenue....................         26,363       (1,675,603)
                                                 --------------   --------------
Net cash provided by operating activities......      8,797,162        7,060,948
                                                 --------------   --------------

Cash flows from investing activity:
Purchase of property and equipment.............     (2,667,716)      (1,008,413)
                                                 --------------   --------------
Net cash used in investing activity............     (2,667,716)      (1,008,413)
                                                 --------------   --------------

Cash flows from financing activities:
Proceeds from line of credit and long-term
  debt.........................................              -          163,846
Principal payments on line of credit, long-term
  debt and capital lease obligations...........     (2,562,070)      (3,777,343)
Proceeds from purchases in stock purchase plan
  and exercise of options......................        904,692          166,435
                                                 --------------   --------------
Net cash used in financing activities..........     (1,657,378)      (3,447,062)
                                                 --------------   --------------

Increase in cash and cash equivalents..........      4,472,068        2,605,473
Cash and cash equivalents at beginning of
  year.........................................     14,010,878        5,892,779
                                                 --------------   --------------
Cash and cash equivalents at end of period.....  $  18,482,946    $   8,498,252
                                                 ==============   ==============

Supplemental disclosures of noncash financing
 and investing activities:
Equipment acquired under capital leases........  $      45,622    $     513,108
                                                 ==============   ==============
Value of stock issued for 401(k)employee match.  $     305,270    $           -
                                                 ==============   ==============

Supplemental disclosures of cash flow
 information:
Interest paid..................................  $     533,645    $     729,057
                                                 ==============   ==============
Income taxes paid..............................  $   2,084,368    $       5,000
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

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                              Three Months Ended           Nine Months Ended
                                  December 31,                December 31,
                            ------------------------    ------------------------
                               2002          2001          2002          2001
                            -----------  -----------    -----------  -----------
Numerator:
Net income................  $ 2,609,485  $ 1,328,886    $ 4,689,985  $ 1,455,540
                            ===========  ===========    ===========  ===========

Denominator:
  Denominator for basic
    earnings per share -
    weighted average
    shares................   14,115,424   13,691,976     14,001,368   13,669,833
Effect of dilutive
securities:
  Employee stock options..    1,423,648      832,055      1,273,359      480,934
                            -----------  -----------    -----------  -----------
  Dilutive potential
    common shares.........    1,423,648      832,055      1,273,359      480,934
                            -----------  -----------    -----------  -----------
  Denominator for diluted
    earnings per share-
    adjusted weighted-
    average shares and
    assumed conversions...   15,539,072   14,524,031     15,274,727   14,150,767
                            ===========  ===========    ===========  ===========

Basic net income per
  share...................  $      0.18  $      0.10    $      0.33  $      0.11
                            ===========  ===========    ===========  ===========
Diluted net income per
  share...................  $      0.17  $      0.09    $      0.31  $      0.10
                            ===========  ===========    ===========  ===========


3.   New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The adoption of SFAS 144, which was effective April 1, 2002, did not have an impact on Whitman's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. Whitman is not currently engaged in any significant exit or disposal activities and does not expect the adoption of SFAS 146 to have any impact on its financial position or results of operations.

                 Whitman Education Group, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (Unaudited) - (Continued)


3.   New Accounting Pronouncements - (Continued)

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions will be effective for Whitman beginning with Whitman's year ending March 31, 2003. Whitman does not expect this statement to have a significant impact on its financial position or results of operations.


4.   Net Income Per Common Share

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.


5.   Comprehensive Income

     Whitman complies with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities to be included in "other comprehensive income." Net income was the only component of comprehensive income for the three and nine months ended December 31, 2002 and 2001.


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

     Summarized financial information concerning Whitman's reportable segments is shown in the following table:


                       For the Three Months Ended     For the Nine Months Ended
                              December 31,                    December 31,
                      ----------------------------   ---------------------------
                          2002           2001            2002           2001
                      -------------  -------------   -------------  ------------
Net revenues:
 Associate Degree
   Division.........  $ 22,805,797   $ 18,961,395    $ 63,856,914  $ 51,650,238
 University Degree
   Division.........     6,145,488      5,407,754      15,868,183    14,621,325
                      -------------  -------------   ------------- -------------
 Total..............  $ 28,951,285   $ 24,369,149    $ 79,725,097  $ 66,271,563
                      =============  =============   ============= =============

Income (loss) before
income tax provision:
 Associate Degree
   Division.........  $  4,001,881   $  2,324,627    $  9,476,824  $  3,851,871
 University Degree
   Division.........     1,003,520        418,205         145,332       324,834
 Other..............      (582,545)      (528,022)     (1,702,662)   (1,750,805)
                      -------------  -------------   ------------- -------------
 Total..............  $  4,422,856   $  2,214,810    $  7,919,494  $  2,425,900
                      =============  =============   ============= =============


                       December 31,    March 31,
                          2002           2002
                      -------------  -------------
Total assets:
 Associate Degree
   Division.........  $ 58,956,493   $ 52,696,673
 University Degree
   Division.........     7,468,007     10,773,292
 Other..............     4,590,718      3,639,264
                      -------------  -------------
 Total..............  $ 71,015,218   $ 67,109,229
                      =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of Whitman, the related notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Whitman's Form 10-K for the year ended March 31, 2002 and the condensed consolidated financial statements and the related notes to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Except for the historical matters contained herein, statements made in this report are forward-looking and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, statements regarding our anticipated financial performance, our financing needs, working capital and operations. Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, risks and uncertainties relating to the rate of student enrollment growth, the effect of, and our and our accrediting bodies' ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, the level of government funding for, and our eligibility to participate in, student financial aid programs, our ability to assess and meet the educational needs and demands of our customers and their employers, the effect of competitive pressures from other educational institutions, our ability to execute our growth strategy and manage planned internal growth, the effect of economic conditions in the postsecondary education industry and in the economy generally, the effect of changes in taxation and other government regulations, risks relating to the recoverability of our goodwill and the realization of our deferred tax assets, and risks and uncertainties relating to the availability of financing which may cause our actual results, performance or achievements to differ materially from the results expressed in the forward-looking statements made in this report. Other factors that may affect our future results include certain economic, competitive, governmental, and other factors discussed in our filings with the Securities and Exchange Commission. We assume no responsibility to update forward-looking statements made herein or otherwise.


Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                         For the Three Months Ended    For the Nine Months Ended
                                December 31,                  December 31,
                         ---------------------------   -------------------------
                             2002           2001          2002           2001
                         -------------  ------------   ------------  -----------

Net revenues.........       100.0%         100.0%         100.0%        100.0%
Costs and expenses:
  Instructional and
   educational
   support...........        57.4           60.6           60.0          64.2
  Selling and
   promotional.......        13.1           14.9           14.9          16.4
  General and
   administrative....        13.9           14.9           14.9          15.1
                         -------------  ------------   ------------  -----------
Total costs and
  expenses...........        84.4           90.4           89.8          95.7
                         -------------  ------------   ------------  -----------
Income from
  operations.........        15.6            9.6           10.2           4.3
Other (income) and
  expenses:
  Interest expense...         0.6            0.9            0.7           1.1
  Interest income....        (0.3)          (0.4)          (0.4)         (0.5)
                         -------------  ------------   ------------  -----------
Income before income
  tax provision......        15.3            9.1            9.9           3.7
Income tax provision.         6.3            3.6            4.0           1.5
                         -------------  ------------   ------------  -----------
Net income...........         9.0%           5.5%           5.9%          2.2%
                         =============  ============   ============  ===========

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Net revenues increased by $4.6 million, or 18.8%, to $29.0 million for the three months ended December 31, 2002 from $24.4 million for the three months ended December 31, 2001. This increase was primarily due to an 11.0% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 16.3% increase in average student enrollment and the University Degree Division experienced a 0.2% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and medical billing and coding specialist programs offered at the Ultrasound Diagnostic Schools and the allied health programs offered at Sanford-Brown College. The decrease in student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs which was partially offset by an increase in enrollment in the business programs offered at Colorado Technical University. The decrease in average student enrollment in the University Degree Division was offset by an increase in the revenue earned per student due to an increase in the number of credit hours taken by students at Colorado Technical University, and an increase in tuition rates.

     Instructional and educational support expenses increased by $1.8 million, or 12.5%, to $16.6 million for the three months ended December 31, 2002 from $14.8 million for the three months ended December 31, 2001. As a percentage of net revenues, instructional and educational support expenses decreased to 57.4% for the three months ended December 31, 2002 as compared to 60.6% for the three months ended December 31, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment and an increase in the cost of auxiliary sales as a result of the increase in auxiliary sales. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $0.2 million, or 5.0%, to $3.8 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 13.1% for the three months ended December 31, 2002 as compared to 14.9% for the three months ended December 31, 2001. The increase in selling and promotional expenses was primarily due to an increase in payroll and related benefits for additional admissions personnel needed to support the increase in enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $0.4 million, or 10.6%, to $4.0 million for the three months ended December 31, 2002 from $3.6 million for the three months ended December 31, 2001. As a percentage of net revenues, general and administrative expenses decreased to 13.9% for the three months ended December 31, 2002 as compared to 14.9% for the three months ended December 31, 2001. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits to support the growth in student population and an increase in bad debt expense. However, as a percentage of net revenues, bad debt expense remained consistent at 4.9% for the three months ended December 31, 2002 and 2001. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     We reported income from operations of $4.5 million and $2.3 million for the three months ended December 31, 2002 and 2001, respectively. This increase in profitability was primarily due to an increase in income from operations of $1.7 million in the Associate Degree Division and $0.6 million in the University Degree Division.

     We reported net income of $2.6 million and $1.3 million for the three months ended December 31, 2002 and 2001, respectively. The increase in net income was primarily due to the increase in profitability in the Associate Degree Division.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

     Net revenues increased by $13.4 million, or 20.3%, to $79.7 million for the nine months ended December 31, 2002 from $66.3 million for the nine months ended December 31, 2001. This increase was primarily due to a 10.6% increase in average student enrollment and an increase in tuition rates.

     The Associate Degree Division experienced a 17.3% increase in average student enrollment and the University Degree Division experienced a 4.0% decrease in average student enrollment. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and medical billing and coding specialist programs offered at the Ultrasound Diagnostic Schools and the allied health programs offered at Sanford-Brown College. The decrease in student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs which was partially offset by an increase in enrollment in the business programs offered at Colorado Technical University. The decrease in average student enrollment in the University Degree Division was offset by an increase in the revenue earned per student due to an increase in the number of credit hours taken by students at Colorado Technical University, an increase in tuition rates, and an increase in auxiliary sales.

     Instructional and educational support expenses increased by $5.3 million, or 12.4%, to $47.8 million for the nine months ended December 31, 2002 from $42.5 million for the nine months ended December 31, 2001. As a percentage of net revenues, instructional and educational support expenses decreased to 60.0% for the nine months ended December 31, 2002 as compared to 64.2% for the nine months ended December 31, 2001. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment and an increase in the cost of auxiliary sales as a result of the increase in auxiliary sales. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $1.1 million, or 9.7%, to $11.9 million for the nine months ended December 31, 2002 from $10.8 million for the nine months ended December 31, 2001. As a percentage of net revenues, selling and promotional expenses decreased to 14.9% for the nine months ended December 31, 2002 as compared to 16.4% for the nine months ended December 31, 2001. The increase in selling and promotional expenses was primarily due to an increase in payroll and related benefits for additional admissions personnel and an increase in advertising expenses resulting from our marketing efforts directed at increasing enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $1.8 million, or 18.1%, to $11.8 million for the nine months ended December 31, 2002 from $10.0 million for the nine months ended December 31, 2001. As a percentage of net revenues, general and administrative expenses decreased to 14.9% for the nine months ended December 31, 2002 as compared to 15.1% for the nine months ended December 31, 2001. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits to support the growth in student population and an increase in bad debt expense. However, for the nine months ended December 31, 2002, bad debt expense as a percentage of net revenues decreased to 5.2% from 5.3% for the nine months ended December 31, 2001. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     We reported income from operations of $8.2 million and $2.9 million for the nine months ended December 31, 2002 and 2001, respectively. This increase in profitability was primarily due to an increase in income from operations of $5.6 million in the Associate Degree Division which was partially offset by an increase in losses from operations of $0.2 million in the University Degree Division.

     We reported net income of $4.7 million and $1.5 million for the nine months ended December 31, 2002 and 2001, respectively. The increase in net income was primarily due to the increase in profitability in the Associate Degree Division.

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

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2002 and March 31, 2002 were $18.5 million and $14.0 million, respectively. The increase in cash and cash equivalents was primarily due to net income of $4.7 million generated for the nine months ended December 31, 2002. Our working capital totaled $13.9 million at December 31, 2002 and $9.9 million at March 31, 2002.

     Net cash of $8.8 million and $7.1 million were provided by operating activities for the nine months ended December 31, 2002 and 2001, respectively. The increase in cash provided by operating activities of $1.7 million was primarily due to an increase in net profits of $3.2 million combined with an increase in deferred revenue which was partially offset by an increase in accounts receivable.

     Net cash of $2.7 million and $1.0 million were used in investing activities for the nine months ended December 31, 2002 and 2001, respectively. The net cash used in investing activities related to the purchase of property and equipment.

     Net cash of $1.7 million and $3.4 million were used in financing activities for the nine months ended December 31, 2002 and 2001, respectively. The net cash used in financing activities related to principal payments made on our long-term debt, line of credit and capital lease obligations net of proceeds received from such financings, and proceeds received from purchases in our employee stock purchase plan and from the exercise of stock options. The decrease in cash used in financing activities was primarily due to a decrease of $1.1 million in net payments on long-term debt and capitalized lease obligations.

     We have a $3.5 million line of credit which expires on October 31, 2003. At December 31, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.6 million, which reduced the amount available for borrowing.

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


Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

                                           Payments Due by Period
                          ------------------------------------------------------
                                      Within                              After
                            Total     1 Year    2-3 Years   4-5 Years    5 Years
                          --------   --------  ----------   ---------- ---------
Note payable              $ 4,983    $ 1,300    $  2,600     $  1,083   $     -
Capital lease obligations   3,055      1,445       1,492          118         -
Operating leases           26,614      5,296       9,404        6,592     5,322
                          --------   --------  ----------   ---------- ---------
                          $34,652    $ 8,041    $ 13,496     $  7,793   $ 5,322
                          ========   ========  ==========   ========== =========

     We have a contractual commitment related to a $3.5 million line of credit which expires on October 31, 2003. At December 31, 2002, we had no outstanding balance under this facility and letters of credit outstanding of $0.6 million, which reduced the amount available for borrowing.



Transactions with Former Management

     We purchase certain textbooks and materials for resale to our students from an entity that is 40% owned by Randy S. Proto, our former Chief Operating Officer and President. For the nine months ended December 31, 2002 and 2001, we purchased approximately $122,000 and $112,000, respectively, in textbooks and materials from that entity.

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

     o    We have  made  acquisitions  in the past  that  have  resulted  in the recognition of goodwill. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset not previously recorded which would adversely impact our operating results for the period in which we made the determination. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable assumptions, could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

     o We currently have deferred tax assets which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon achievement of projected future taxable income. We evaluate the realizability of our deferred tax assets quarterly.

New Accounting Pronouncement

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. The adoption of SFAS 144, which was effective April 1, 2002, did not have an impact on our financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are not currently engaged in any significant exit or disposal activities and do not expect the adoption of SFAS 146 to have any impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions will be effective for us beginning with our year ending March 31, 2003. We do not expect this statement to have a significant impact on our financial position or results of operations.


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

     Based on information and forecasts available to us, we now expect revenues for the year ending March 31, 2003 to increase to the range of approximately $107 million to $108 million, operating income to increase to approximately $11.5 million to $12.0 million, and net income to increase to approximately $6.7 million to $7.0 million. In such case, we would expect diluted earnings per share to increase to approximately $0.43 to $0.45 based on our expectation of approximately 15.5 million diluted common shares to be outstanding under the treasury stock method.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that all material information relating to us and our consolidated subsidiaries required to be included in this quarterly report has been made known to them in a timely fashion. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No significant changes were made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits
          --------
          Exhibit
          Number    Description                                Method of Filing
          -------   -----------                                ----------------
          10.14     Letter Agreement dated December 4,          Filed herewith.
                    2002 by and between Merrill Lynch
                    Business Financial Services, Inc.
                    and Whitman Education Group, Inc.

          99.1      Certification of Chief Executive Officer    Filed herewith.

          99.2      Certification of Chief Financial Officer    Filed herewith.

     (b)  Reports on Form 8-K
          --------------------
          No reports on Form 8-K were filed by Whitman during the quarter ended December 31, 2002.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   WHITMAN EDUCATION GROUP, INC.




Date:    February 5, 2003                          By: /s/ FERNANDO L. FERNANDEZ
                                                       -------------------------
                                                       Fernando L. Fernandez
                                                       Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary

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


February 5, 2003                               By: /s/ RICHARD C. PFENNIGER, JR.
                                                   -----------------------------
                                                   Richard C. Pfenniger, Jr.
                                                   Chief Executive Officer

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


February 5, 2003                                   By: /s/ FERNANDO L. FERNANDEZ
                                                       -------------------------
                                                       Fernando L. Fernandez
                                                       Vice President - Finance,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary