Form 10-K
period 2003-03-31
WHITMAN EDUCATION GROUP INC
filed 2003-05-30
CIK 352183

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 2003          Commission file number 1-13722

                          WHITMAN EDUCATION GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         State of Florida                               22-2246554
   ------------------------------        ---------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

4400 Biscayne Boulevard, Miami, FL  33137                 (305) 575-6510
------------------------------------------       -------------------------------
  (Address of Principal Executive Offices)       (Registrant's Telephone Number,
                                                     Including Area Code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT


     Title of Each Class               Name of Each Exchange on Which Registered
   --------------------------          -----------------------------------------
   Common Stock, No Par Value                   American Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of May 15, 2003, there were 15,171,730 shares of Common Stock outstanding.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2002 computed by reference to the price at which the common equity was last sold as of that date was approximately $55,688,000.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                          WHITMAN EDUCATION GROUP, INC.
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


                                                                           PAGE
                                     PART I

Item 1.  Business.......................................................      3

Item 2.  Properties.....................................................     20

Item 3.  Legal Proceedings..............................................     21

Item 4.  Submission of Matters to a Vote of Security Holders............     21


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................     21

Item 6.  Selected Financial Data........................................     23

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................     24

Item 7A. Quantitative and Qualitative Disclosures about Market Risk......    34

Item 8.  Financial Statements and Supplementary Data.....................    34

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................    34

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............   35

Item 11. Executive Compensation...........................................   37

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters..................................   39

Item 13. Certain Relationships and Related Transactions...................   41

Item 14. Controls and Procedures..........................................   41

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K..............................................................   42

                                     PART I

Item 1. Business.

     You are cautioned that the following text concerning our business should be read in conjunction with the "Forward-Looking Statements; Business Risks" appearing at the end of Item 1 and that the statements made in this Annual Report on Form 10-K are qualified by the risk factors set forth in that section. Please keep in mind while reading this report that:

        -"We," "Us," "Our" and "Whitman" refer to Whitman Education Group, Inc.
          and its subsidiaries.

        -"Colorado Tech" refers collectively to the three campuses of Colorado
          Technical University.

        -"Sanford-Brown" refers collectively to our five Sanford-Brown College campuses.

        -"UDS" refers collectively to the fourteen Ultrasound Diagnostic
          Schools.

General

     We are a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, we currently operate 22 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of information technology, healthcare and business to more than 9,000 students.

     We are organized into a University Degree Division and an Associate Degree Division. The University Degree Division primarily offers doctorate, master and bachelor degrees through Colorado Tech. The Associate Degree Division primarily offers associate degrees and diplomas or certificates through Sanford-Brown and UDS.

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

     Our executive offices are located at 4400 Biscayne Boulevard, 6th Floor, Miami, Florida 33137, and our telephone number is (305) 575-6510.

Merger Agreement

     On March 26, 2003, we signed a definitive merger agreement with Career Education Corporation ("CEC") under which CEC will acquire all of our outstanding shares of common stock for a combination of cash and CEC stock. Under the terms of the agreement, we will become a wholly-owned subsidiary of CEC and our shareholders will receive $6.00 in cash and shares of CEC common stock valued at approximately $8.25 for a total of approximately $14.25 for each share of our common stock. The stock portion of the consideration is subject to adjustment based on CEC's average closing share price during a specified period prior to closing. The value of the stock component based on such average closing price will not be less than $7.55, nor more than $8.95, unless we and CEC agree otherwise. The estimated purchase price, including the estimated fair value of CEC common stock to be issued to our shareholders, cash to be paid to our shareholders, estimated cash to be paid to our option holders and estimated acquisition costs, is expected to be approximately $254.3 million.

     The merger agreement contains certain termination provisions, including, among others, the failure to receive shareholder approval and the failure to obtain required regulatory approvals. In addition, we may elect to terminate the merger agreement if the value of the CEC common stock that our shareholders will receive in the merger would be less than $7.55 per share of our common stock, subject to CEC's right to agree to provide our shareholders with $7.55 per share in CEC common stock. Likewise, CEC may elect to terminate the merger agreement if the adjusted value of the stock consideration would be greater than $8.95 per share of our common stock, subject to our right to agree to accept $8.95 per share in CEC common stock.

     A vote of a majority of our outstanding common stock will be required to approve the merger. The transaction is expected to close during the beginning of the third quarter of the 2003 calendar year, and is subject to customary closing conditions including regulatory approvals and the approval of our shareholders. There can be no assurance that the conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.

Background

     We were originally incorporated in New Jersey in 1979. In 1983, we acquired two UDS schools in New York which offered non-degree programs only in diagnostic medical ultrasound. Enrollment in the two schools was less than 50 students. Over the next nine years, we opened eight additional UDS schools and increased our total enrollment to approximately 400 students.

     In 1992, Dr. Phillip Frost invested in Whitman and became our Chairman. At the time of his investment, we had revenues of approximately $3.8 million from UDS operations, and total enrollment at the ten existing UDS schools was approximately 675. We continued to expand UDS by adding five additional locations by 1994. In February 2002, UDS closed its campus in Pittsburgh, Pennsylvania. UDS currently operates 14 campuses.

     In 1994, we also began to expand the scope of our business to offer a broader range of certificate programs in our UDS schools. Beginning in late 1994, UDS began offering cardiovascular technology and medical assisting programs at selected campuses. In June 1998, at selected campuses, UDS began offering a surgical technology program and in June 1999, UDS began offering a medical billing and coding specialist program.

     In December 1994, we acquired Sanford-Brown, a nationally-accredited college founded in 1866, which offered associate degree programs in business, information technology and healthcare. Sanford-Brown operates three campuses in and around St. Louis, Missouri, one in Kansas City, Missouri and one in Granite City, Illinois. In October 2002, we expanded Sanford-Brown's program offerings to include bachelor degree programs in business, information technology management and healthcare administration.

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

     In July 2000, we began an online campus at Colorado Tech. Initially, we offered internet delivered courses to students enrolled at our Colorado Tech campuses. In 2003, we began offering our first full online degree - a Master's of Science degree in Management.

The Postsecondary Education Market

     The postsecondary education market in the United States is estimated to exceed $250 billion annually, with more than 15.7 million students enrolled in over 6,600 postsecondary institutions eligible to participate in Title IV federal aid programs. According to the United States Department of Education, the population enrolled in such institutions will increase to over 18 million students by the year 2012. Further, of the Title IV financial aid eligible institutions, approximately 2,500 are for-profit, with approximately 800 of those offering associate degrees or higher. Total enrollment in for-profit institutions is estimated to be less than 5% of the overall postsecondary education market.

     Additionally, we believe that the market for entry-level associate degree candidates is enhanced by the increasing number of new high school graduates, projected to increase from 2.8 million in 1999 to 3.1 million in 2012. Further, we believe the market for entry level associate degree candidates is also enhanced by an increase in the percentage of recent high school graduates who continue their education after graduation. According to the National Center for Education Statistics, this percentage increased from approximately 49% in 1980 to 63% in 2000. In addition, the number of adult learners is increasing. Adult learners represent a large group of postsecondary students that has grown significantly in recent years. Since 1970, the percentage of students over the age of 24 has risen from 28% of all postsecondary students to more than 39% or
6.0 million in 2000, according to the National Center for Education Statistics.

     Further, the continuing shift in the information age from non-skilled to skilled workers is dramatic and is expected to continue to drive growth in the postsecondary education market. According to economists, in 1950, 40% of the workforce in the United States was considered skilled or professional; in 1991 this number had risen to 65% and it is projected that by the year 2010, 85% of the jobs will require education or training beyond high school. This shift is reflected by the income premium placed on postsecondary education. According to the United States Census Bureau, in 1999, a full-time worker over the age of 24 with an associate degree earned an average of 26% more per year than a comparable worker with only a high school diploma, and a full-time worker over the age of 24 with a bachelor degree earned an average of 72% more per year than a comparable worker with only a high school diploma.

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

     Also, in the short term, we are seeking to expand Colorado Tech's online programs. In July 2000, Colorado Tech began offering internet delivered higher education courses. Initially, it focused on master's level courses and professional certificate programs. In December 2002, Colorado Tech received approval from its institutional accrediting body to offer a full online Master's of Science Degree in Management. This program is offered with concentrations in Information Technology Project Management, Information Systems Security, Project Management, Criminal Justice, Information Technology and Business Transformation, and Supply Chain Management. In 2003, we initiated a marketing program that is designed to attract potential students to Colorado Tech's online program.

     In the intermediate and longer term, we intend to establish additional new locations where we believe the population of working adults, the local employment market, the availability of management talent and demographic trends will permit us to successfully replicate our operational model. Establishment of new locations will be subject to our ability to comply with or satisfy applicable regulatory requirements of the United States Department of Education and state licensing and accreditation requirements. In fiscal 2004, we anticipate opening a new UDS campus.

     We may also augment our expansion through selective strategic acquisitions where an acquisition is a more feasible alternative both financially and operationally.

Operating Structure

     We operate as two divisions: the University Degree Division and the Associate Degree Division. Each division focuses on a different segment of the postsecondary career education market. Our corporate office provides various centralized administrative services to each of our divisions and has a management structure which develops and implements corporate policies and procedures within each division. Each division has institutional presidents who supervise campus managers who oversee the daily operations of the individual campuses. We believe that this management structure allows local school management to develop valuable local market experience and relationships with both the community and employers that are vital to the adult career education market, while still realizing the economies of scale and degree of control associated with centralization.

     The University Degree Division is currently comprised of Colorado Tech, a regionally-accredited institution. Students attending the three principal Colorado Tech campuses are typically working adults seeking to advance in their current careers. Colorado Tech offers various bachelor, master and doctorate degrees in information technology, business and management. We believe that flexible course structures, class schedules designed for the working adult, small class sizes and the use of state of the practice computer laboratories have solidified Colorado Tech's position as a recognized leading source of adult education in its current markets.

     The Associate Degree Division focuses on the adult learner who desires to rapidly change careers or to quickly enter a new career field. The Associate Degree Division is currently comprised of Sanford-Brown and UDS, which provide adult students primarily with associate degrees and professional certificate programs primarily in the areas of healthcare, information technology and business. Sanford-Brown is a nationally-accredited institution that provides various associate and bachelor degrees in various allied health fields, business, and computer technology and similar professional certificate programs. UDS is also nationally-accredited and provides professional certificate programs in diagnostic medical ultrasound, cardiovascular technology, medical assisting, medical billing and coding and surgical technology.

     For financial and other information relating to our two divisions see Note 16 to our Consolidated Financial Statements filed herewith.


Educational Programs

     We offer a range of career-oriented postsecondary educational programs, substantially all of which are in the areas of healthcare, information technology and business. We offer various concentrations in these programs at the associate, bachelor, master and doctorate levels as well as the professional diploma and certificate levels. Our programs are designed primarily to serve adult learners seeking to acquire basic knowledge and skills necessary for entry-level employment or to acquire new or additional skills to change careers or to advance in their current careers. Each institution maintains curriculum action groups, comprised of faculty, campus program directors and corporate curriculum specialists, that periodically review and revise curricula as a result of feedback from students, local advisory boards comprised of professionals in career fields related to the programs and local employers.

Our educational programs are set forth below:

                           UNIVERSITY DEGREE DIVISION

                          Colorado Technical University
--------------------------------------------------------------------------------
DOCTORATE DEGREE PROGRAMS                  ASSOCIATE DEGREE PROGRAMS
Computer Science                           e-Business
Management                                 Information Technology
                                           Network Systems and Security
MASTER DEGREE PROGRAMS                     Electronics Technology
Computer Science                           Communication Systems Technology
Computer Engineering                       Business Administration
Electrical Engineering                     Accounting
Management                                 Medical Assisting
Business Administration                    Criminal Justice

BACHELOR DEGREE PROGRAMS                   CERTIFICATE PROGRAM AREAS
Computer Engineering                       Technology/Business Integration
Computer Science                           Software Engineering
e-Business                                 Information Security
Information Technology                     Programming
Information Technology Management          Project Management
Electrical Engineering                     Networking
Business Administration                    Information Technology
Criminal Justice                           Finance & Accounting
Accounting                                 Computer & Electrical Engineering
Finance                                    e-Business
Project Management                         Criminal Justice
                                           Business & Management
                                           Business Fundamentals


                            ASSOCIATE DEGREE DIVISION

                              Sanford-Brown College
--------------------------------------------------------------------------------
BACHELOR DEGREE PROGRAMS                   PROFESSIONAL DIPLOMA PROGRAMS
Business Administration                    Network Administration
Information Technology Management          Computer Support Specialist
Healthcare Administration                  Computer and Internet Programming
                                           Practical Nursing
                                           Medical Assistant
ASSOCIATE DEGREE PROGRAMS                  Accounting
Network Administration                     Office Technology
Computer and Internet Programming          Medical Coding/Billing Specialist
Respiratory Therapy                        Business Administration
Radiography                                Administrative Support
Nursing
Health Information Technology              CERTIFICATE PROGRAM
Business Administration                    Network Specialist
Office Administration
Paralegal Studies
Administrative Support

                          Ultrasound Diagnostic School
--------------------------------------------------------------------------------
OCCUPATIONAL ASSOCIATE DEGREE             PROFESSIONAL DIPLOMA PROGRAMS
PROGRAMS (Florida campuses only)          Diagnostic Medical Sonography
Diagnostic Medical Sonography             Non-Invasive Cardiovascular Technology
Non-Invasive Cardiovascular Technology    Medical Assistant
                                          Surgical Technology
                                          Medical Billing and Coding Specialist

     The following table provides information as of April 30, 2003 regarding the programs offered by each of our schools:


                                                                      LENGTH OF
                         TYPE OF           NUMBER OF     NUMBER OF     PROGRAM
    SCHOOL               PROGRAM           LOCATIONS     STUDENTS   (IN MONTHS1)
---------------        -------------     -------------  ----------  ------------

University Degree
Division
-----------------
Colorado Technical
 University             Doctorate             1             52           36
                        Master                3            690         18-21
                        Bachelor              3          1,482           36
                        Associate             3            399           18
                        Non-degree            3            152         Varies
                                                          ----
 School total                                            2,775
                                                        ======


Associate Degree
Division
----------------
Sanford-Brown
 College                Bachelor              2             58           24
                        Associate             4            912         14-36
                        Non-degree            5            857          7-14
                                                          ----
 School total                                            1,827
                                                        ======


Ultrasound Diagnostic
 School                 Non-degree           14          5,182          8-19
                        Occupational          3            215           17
                         associate                        ----
 School total                                            5,397
                                                        ======
        Total                                            9,999
                                                        ======



1 At Colorado Tech, the working adult students typically do not attend their programs on a full-time basis. Therefore, it generally takes longer than the stated program length to complete the program.

     Tuition and fees for our programs vary depending on the nature of the program and the location of the school. Based on rates expected to be implemented during the current fiscal year, tuition and fees for the non-degree programs in the Associate Degree Division range from approximately $12,000 for the eight-month medical assistant program offered by UDS to approximately $30,000 for the longest associate degree programs offered by Sanford-Brown. At Colorado Tech, tuition and fees range from approximately $41,000 to $45,000 for the bachelor degree programs, $17,000 to $18,000 for the master's program and approximately $31,000 for the doctorate program.

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


Graduate Career Services

     Each of our schools operates a career services department that provides career development services to current students and alumni. These services include various combinations of seminars/courses covering interviewing skills, resume preparation and enhancement, job search skills, and career planning advice. In addition, the career services departments of the various schools make contact with potential employers on behalf of the schools and individual graduates, schedule interviews, attempt to obtain feedback regarding graduate performance on interviews and on the job, and provide on-going placement assistance to graduates.


Competition

     The postsecondary education industry is highly fragmented. Typically, no single public or private school or group of schools dominates markets on a local or national basis. Accordingly, each of our schools has various competitors, which may include public and private colleges, other proprietary institutions, hospital based programs and institutions offering internet-based curricula. As discussed above, Colorado Tech intends to expand its internet-based courses and programs and will be offering entire degree programs over the internet. As Colorado Tech enters the market for internet-based degree programs, it will become subject to competition from a larger group of educational institutions both public and private, including institutions out of the geographic areas in which Colorado Tech campuses are located with which Colorado Tech has not traditionally competed.

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

Supervision and Regulation

     General. Each of our schools is subject to regulation by: (i) the state in which it operates; (ii) its accrediting body; and (iii) the United States Department of Education because the schools are certified to participate in federal financial aid programs (the "Title IV Programs") authorized under the Higher Education Act of 1965, as amended. The loss of authorization to operate in states in which we currently operate, the withdrawal of accreditation from our schools, the loss of our schools' accreditations, or the loss of the schools' eligibility to participate in the Title IV Programs would have a material adverse effect on our operations.

     State Authorization. Except for South Dakota which no longer regulates educational institutions, we are required to have authorization to operate in each state where we physically provide educational programs. A limited number of states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Generally, the addition of a program or the addition of a new location must be included in the school's accreditation and/or be approved by the appropriate state authorization agency. Our schools are currently authorized to operate in all states in which we have physical locations and such authorization is required. State authorization is required for an institution to become and remain eligible to participate in the Title IV Programs.

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

     Pursuant to provisions of the Higher Education Act, the Department of Education relies in part on accrediting agencies to determine whether an institution's educational programs qualify it to participate in the Title IV Programs. As required under the Title IV Program rules, each of our schools is accredited by an accrediting agency recognized by the Department of Education. If one of our schools' accrediting agencies were to lose its recognition with the Department of Education we would be required to obtain a new accrediting agency for that school or risk that school losing its eligibility to receive Title IV funds.

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

     If an accrediting agency believes that an institution or program may be out of compliance with accrediting standards, it may require the institution to take appropriate action to bring itself or the program into compliance, place the institution on probation or a similar warning status, or direct the institution to show cause why its accreditation should not be revoked. An accrediting agency also may place an institution on "reporting" status in order to monitor one or more specific areas of the institution's performance. While on probation, show cause or reporting status, an institution may be required to seek permission from its accrediting agency to open and commence instruction at new locations or initiate new academic programs. Failure to demonstrate compliance with accrediting standards in any of these instances could result in loss of accreditation. Each of our schools currently maintains institutional accreditation and certain of the schools' programs maintain programmatic accreditation.

     Federal Financial Aid Programs. We derive a majority of our revenue from students who participate in the Title IV Programs under the Higher Education Act. The potential loss of any of our school's eligibility to participate in these programs would have a material adverse effect on our operations.

     A brief description of the Title IV Programs in which we participate follows:

     Federal Pell Grant ("Pell"). Federal Pell Grants are a primary component of the Title IV Programs under which the Department of Education makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell Grant; there is no institutional allocation or limit on the number of eligible students. For the 2002-2003 award year, Pell Grants range from $400 to $4,000 per year.

     Federal Supplemental Educational Opportunity Grant ("FSEOG"). FSEOG awards are designed to supplement Pell Grants for the neediest students. FSEOG awards for eligible students generally range in amount from $100 to $4,000 per year. The availability of FSEOG awards to a particular institution is limited by the amount of those funds allocated to the institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. We are required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds and, in certain states, portions of state scholarships and grants. During the 2001-2002 award year, our required 25% institutional match was approximately $183,000.

     Federal Family Education Loan Program ("FFEL"). The FFEL program consists of two types of loans; Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the Stafford loan program, an eligible undergraduate student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. A graduate student may borrow up to $8,500 per academic year. Eligible students with financial need qualify for interest subsidies while in school and during grace periods. Eligible students who are classified as independent, and some dependent students - can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such undergraduate students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. Graduate students may borrow an additional $10,000 per academic year. The aggregate amount of FFEL funds a student may receive is capped at $46,000 for undergraduate students and $138,500 for graduate or professional students. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Our schools and their students use a number of lenders and guaranty agencies. While we believe that other lenders would be willing to make federally guaranteed student loans to our students if loans were no longer available from our current lenders, we can make no assurances in this regard. The Higher Education Act requires the establishment of lenders of last resort in every state to make certain loans to students at any school that cannot otherwise identify lenders willing to make federally guaranteed loans to its students.

     Federal Perkins Loan Program ("Perkins"). Eligible undergraduate students may borrow up to $4,000 under the Perkins program during each academic year, with an aggregate maximum of $20,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Eligible graduate students may borrow up to $6,000 under the Perkins program during each academic year, with an aggregate maximum of $40,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the Department of Education. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to students currently enrolled. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Presently, only Colorado Tech utilizes the Perkins program. During the 2001-2002 award year, its 25% institutional match was approximately $6,000.

     Federal Work Study ("FWS"). Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. At least 7% of an institution's FWS allocation must be used to fund student employment in community service positions. During the 2001-2002 award year, our 25% institutional match was approximately $79,000.

     Federal Oversight of Title IV Programs. In order to participate in the Title IV Programs, we must comply with standards set forth in the Higher Education Act and the regulations promulgated thereunder, including a demonstration of "financial responsibility" and the "administrative capability" to handle and disburse Title IV funds. Compliance with such standards is subject to periodic reviews by, among others, the Department of Education and state and national agencies which guarantee the loans made in the Title IV Programs. Disbursements made under the Title IV Programs are subject to disallowance and repayment if such reviews result in adverse findings and if such findings are sustained after an institution has exhausted its administrative and judicial appeals. We believe that our institutions are in substantial compliance with the Higher Education Act and the corresponding regulations. We cannot, however, predict with certainty how all of the Higher Education Act provisions and the regulations will be applied. As described below, a violation of the Title IV Program requirements could have a material adverse effect on our financial condition or results of operations. In addition, it is possible that the Higher Education Act and the regulations may be applied in a way that could hinder our operations or expansion plans.

     Eligibility and Certification Procedures. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued eligibility and certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control, and to apply for approval of an increase in the highest academic credential it offers, or, under certain defined circumstances when the institution opens an additional location offering 50% or more of an educational program. Each of our schools (other than Sanford-Brown and the UDS locations in Elmsford, New York and Springfield, Massachusetts, which are provisionally certified as discussed below) is currently eligible and fully certified to participate in the Title IV programs.

     Provisional Certification. Under certain circumstances, an institution may be placed on provisional certification status for a period not to exceed three years. Provisional certification generally does not limit an institution's access to Title IV funds but differs from full certification in that (i) a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education afforded to a fully certified school; (ii) a provisionally certified institution must seek approval before disbursing Title IV funds to students attending any newly established additional location that provides 50% or more of an educational program; and (iii) the Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs. If an institution successfully participates in the Title IV Programs during a period of provisional certification but fails to satisfy the full certification criteria, the Department of Education may renew the institution's provisional certification. Any institution seeking eligibility to participate in the Title IV Programs after a change in control will be provisionally certified for up to three years, following which the institution may be required to reapply for continued eligibility. In 2001, Sanford-Brown received provisional certification effective through March 2004. The UDS school locations in Elmsford, New York and Springfield, Massachusetts recently underwent a routine recertification review and has been informed that it will receive a three year provisional certification as a result of that review.

Legislative Action

     Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. Accordingly, the statutory and regulatory provisions described herein are subject to change. The most recent reauthorization in 1998 reauthorized the Higher Education Act through 2003, and we expect Congress to extend the current reauthorization through 2004. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, those changes have not had a material adverse effect on our business, results of operations or financial condition.

     In addition, Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in the annual appropriation bills and in other laws it enacts between reauthorizations of the Higher Education Act. Because a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action also may increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

Statutory and Regulatory Compliance

     The 90/10 Rule. The Higher Education Act requires each proprietary institution to calculate annually the percentage of its Title IV Program receipts as compared to its total receipts from Title IV eligible program funds. Under this rule, a proprietary school will be ineligible to participate in the Title IV Programs if, under a modified cash basis of accounting and according to certain assumptions imposed by the Department of Education, more than 90% of its revenues from its Title IV eligible programs for the prior fiscal year, were derived from Title IV Program funds. If one of our schools were to fail the 90/10 rule for a particular fiscal year, it would be ineligible to participate in the Title IV Programs as of the first day of the following fiscal year and would be unable to apply to regain its eligibility until the next fiscal year. Furthermore, if one of our schools violated the 90/10 rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would consider all Title IV Program funds disbursed to the institution after the effective date of the loss of eligibility to be a liability subject to repayment by the institution. For the fiscal year ended March 31, 2003, our schools met the 90/10 rule with percentages of revenues derived from Title IV Program funds ranging from 41% to 79%.

     Administrative Capability. The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in the Title IV Programs. The Department of Education has issued regulations that require each institution to satisfy a series of standards in this regard. Failure to satisfy any of the standards may lead the Department of Education to determine that the institution lacks administrative capability and, therefore, is not eligible to continue its participation in the Title IV Programs or must be placed on provisional certification status as a condition of such continued participation. For the fiscal year ended March 31, 2003, our schools were in substantial compliance with the administrative capability requirements.

     Incentive Compensation. The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activities or in making decisions regarding the awarding of student financial assistance. On November 1, 2002, the Department of Education issued regulations describing a limited number of compensation plans and bonus arrangements permissible under its interpretation of the Higher Education Act. Our employees involved in student recruitment, admissions or financial aid receive a salary and participate in a profit-sharing bonus plan available to all employees. We believe that our method of compensating these employees complies with the requirements of the Higher Education Act. There can be no assurance, however, that the Department of Education will interpret its regulations in the same manner we have.

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

     Once these ratios are computed on the basis of an institution's annual audited financial statements, they are adjusted by strength factors, weighted and added to create the composite score which may range from negative one to three. If the resulting composite score is 1.5 or greater, the institution is deemed to be financially responsible. If the Department of Education determines that an institution's composite score is below 1.5, the institution is deemed not to be financially responsible. If such an institution's composite score is
1.0 or greater but less than 1.5, and the institution otherwise meets the requisite financial responsibility requirements, the institution may continue to participate in the Title IV Programs as a financially responsible institution for a period of no more than three consecutive years, provided its composite score remains in the range of 1.0 to 1.4 in each of those years. An institution participating in the Title IV Programs on this basis must participate in the Title IV Programs on the reimbursement or cash monitoring method of payment under which an institution must disburse its own funds to students before receiving Title IV Program funds and must provide the Department of Education with timely information with respect to certain matters and financial events. The Department of Education also may request from such institutions additional information about their current operations and/or future plans. In addition, if an institution is deemed not to be financially responsible because it has achieved a composite score of less than 1.5, the institution may establish financial responsibility by posting an irrevocable letter of credit in favor of the Department of Education in an amount equal to not less than one-half the Title IV Program funds received by students enrolled at such institution during the prior fiscal year, or it may choose to submit a letter of credit equal to not less than 10% of the Title IV Program funds received by students enrolled at such institution during the prior fiscal year, provided that it agrees to participate in the Title IV Programs under provisional certification and disburse funding under heightened cash monitoring or the reimbursement method of payment.

     For purposes of these standards, Sanford-Brown and Colorado Tech have historically been evaluated as distinct entities, while the Department of Education has evaluated UDS on the basis of the financial performance of Whitman as a whole. However, the regulations allow the Department of Education to evaluate an institution based on its own financial condition or that of its corporate parent and there can be no assurance that the method by which the Department of Education evaluates our schools will not change in the future. Under these standards, our composite score on a consolidated basis (as historically applied to UDS) is 2.6, Colorado Tech's composite score is 2.7 and Sanford-Brown's composite score is 2.8.

     Even if an institution achieves a composite score of at least 1.5, however, it may be deemed to lack financial responsibility if (i) the institution's audit report contains an adverse, qualified or disclaimed opinion, (ii) the institution's participation in the Title IV Programs has been limited, suspended or terminated in the past five years, (iii) in the past two years, as the result of a finding in its compliance audit or in a program review by the Department of Education, the institution was required to repay an amount greater than 5% of the funds the institution received under Title IV in the year covered by the audit or program review, (iv) the institution has failed in the past five years to timely submit compliance and financial statement audits, or (v) the institution failed to resolve satisfactorily any compliance problems identified in audit or program reviews. The institution may also be deemed to be not financially responsible if certain controlling persons owe, or are associated with another institution that owes, Title IV liabilities to the Department of Education.

     Another measure of financial responsibility is an institution's ability to make timely refunds to students and the Title IV programs. If as a result of an audit conducted by the Department of Education, Whitman's independent auditor, or a guaranty or state authorizing agency, there is a finding that one or more of our schools did not make timely refunds in either of its last two fiscal years, that school could be required to submit an irrevocable letter of credit to the Secretary of the Department of Education equal to 25 percent of the total amount of Title IV Higher Education Act program refunds the school made or should have made during its most recently completed fiscal year, in order to maintain financial responsibility. Based on this standard, we currently have posted letters of credit amounting to $575,000 as a result of late refund findings with respect to fiscal years 2001 and 2002.

     Cohort Default Rates. The regulations require the calculation of a cohort default rate on FFEL loans received by students who have attended our institutions. The cohort default rate measures the percentage of student borrowers who enter repayment on FFEL loans in a particular federal fiscal year and default before the end of the following federal fiscal year. If an institution's official cohort default rate equals or exceeds 25% for each of its three most recent federal fiscal years for which data is available, it becomes ineligible to participate in the FFEL and Pell programs for the remainder of the year in which the Department of Education makes that determination, and the subsequent two years. An institution also may become ineligible to participate in all Title IV Programs if its official default rate exceeds 40% in any one fiscal year. Such actions may be appealed. A school's cohort default rate is published annually by the Department of Education. The most recent official cohort year published was for fiscal year 2000 (published in September 2002). UDS's official 2000 rates ranged from 4.7% to 11.3%; Sanford-Brown's official 2000 rate was 5.3% and Colorado Tech's official 2000 rate was 4.8%. All of our schools' preliminary 2001 default rates were below 25% with no preliminary rate exceeding 8.0%. The fiscal year 2000 cohort default rates for all of our schools were 6.4% on a weighted average basis; the average rate for all proprietary institutions in the United States for the same period was approximately 9.4%.

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

     Change in Ownership Resulting in a Change in Control. A change of ownership which results in a change in control (as defined below) of Whitman or one or more of our institutions (such as the proposed merger with CEC) will trigger a review of the certification and eligibility of all (if Whitman changes ownership) or some of our schools to participate in the Title IV Programs. Such change in ownership and control also will require reauthorization to operate by individual states and trigger a review by certain of our school's accrediting bodies. The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application for recertification. The Department of Education has instituted procedures to allow an institution to submit a pre-acquisition review application to the Department prior to the closing of a proposed change of ownership transaction, and seek preliminary guidance as to whether the Department knows of any substantial impediment to approving the proposed change of ownership. Department regulations also permit institutions to apply for such temporary provisional certification within ten days after a change of ownership and control. As a result, it is possible for an institution to change ownership resulting in a change of control without experiencing an interruption in Title IV funding.

     With regard to publicly held companies, the Department of Education generally has adopted the change of ownership and control standards used in reporting such events under federal securities laws. A change in control of Whitman which would require the filing of a Current Report on Form 8-K with the Securities and Exchange Commission would also require our schools to seek recertification from the Department of Education as outlined above. In addition, in accordance with Department of Education regulations effective July 1, 2001, a publicly held company participating in the Title IV Programs is deemed to experience a change in ownership and control when a person who is a controlling shareholder of the corporation ceases to be a controlling shareholder. The Department of Education defines a controlling shareholder to be a shareholder who holds or controls through agreement both (i) 25 percent or more of the total outstanding voting stock of the corporation and (ii) more shares of voting stock than any other shareholder. A controlling shareholder does not include a shareholder whose sole stock ownership is held (i) as a U.S. institutional investor as defined under securities laws, (ii) in mutual funds, (iii) through a profit-sharing plan in which all full-time permanent employees are included, or
(iv) through an Employee Stock Ownership Plan.

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

     Compliance Audits. Our institutions are subject to audits or program compliance reviews by various external agencies, including the Department of Education, its Office of Inspector General and state, guaranty and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. If the Department of Education or another regulatory agency were to determine that one of our institutions had improperly disbursed Title IV Program funds or had violated a provision of the Higher Education Act or the implementing regulations, the affected institution could be required to repay such funds to the Department of Education or the appropriate state agency or lender and could be assessed an administrative fine. If the Department of Education viewed the violation as significant, the Department of Education also could transfer the institution from the advance system of receiving Title IV Program funds to the cash monitoring or reimbursement method of payment, under which a school must disburse its own funds to students and document students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements also could subject us to other civil and criminal sanctions including a proceeding to impose a fine, place restrictions on an institution's participation in the Title IV Programs or terminate its eligibility to participate in the Title IV Programs. Potential restrictions may include a suspension of an institution's ability to participate in the Title IV Programs for up to 60 days and/or a limitation of an institution's participation in the Title IV programs, either by limiting the number or percentage of students enrolled who may participate in the Title IV Programs or by limiting the percentage of an institution's total receipts derived from the Title IV Programs. The Department of Education also may initiate an emergency action to temporarily suspend an institution's participation in the Title IV Programs without advance notice if it determines that a regulatory violation creates an imminent risk of material loss of public funds.

     An institution may appeal any such action initiated by the Department with the exception of an action placing an institution on reimbursement, although, as described above, a provisionally certified institution has more limited appeal rights. An institution may apply for removal of a limitation no sooner than 12 months from the effective date of the limitation and must demonstrate that the violation at issue has been corrected. If the Department of Education terminates the eligibility of an institution to participate in the Title IV Programs, the institution in most circumstances must wait 18 months before requesting a reinstatement of its participation. An institution that loses its eligibility to participate in the Title IV Programs due to a violation of the 90/10 rule may not apply to resume participation in the Title IV Programs for at least one year. Depending on the severity of the fine, suspension or limitation, such action could have a material adverse effect on our financial condition. A termination of our eligibility to participate in the Title IV Programs would have a material adverse effect on our financial condition.

     There is no proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in the Title IV Programs.

     Expansion of Programs and Locations. Generally, if an institution eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupations as any educational programs that have previously been designated as eligible programs at that institution, and the program meets certain minimum length requirements.

     An institution must notify the Department of Education of any location at which it provides 50% or more of an academic program and may be required to file an application seeking eligibility for such a location. Under Department of Education regulations effective July 1, 2001, an institution must apply for approval for any new additional location at which the institution offers 50% or more of an educational program if: 1) the institution is provisionally certified; 2) the institution receives Title IV Program funds under the reimbursement or cash monitoring payment method; 3) the institution acquires the assets of another Title IV participating institution that provided educational programs at that location; 4) the institution would be subject to loss of eligibility based on its merger or entrance into a similar transaction
(including a change of name or address) with an institution that operated at substantially the same address as the new location and has lost its Title IV eligibility due to high cohort rates (as described above); or 5) the Secretary of Education previously notified the institution that it must apply for approval of an additional location. Under this standard, only Sanford-Brown and the Elmsford, New York and Springfield, Massachusetts UDS campuses would be required under regulation to seek approval for a new additional location at which 50% or more of an educational program is provided.

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

Employees

     At March 31, 2003, we had 840 full-time and 493 part-time employees of whom 619 were faculty and 610 were administrative personnel at the various schools. The remaining employees were employed by us at our administrative offices.

Forward-Looking Statements; Business Risks

     This Report contains statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and we intend that such forward-looking statements be subject to the safe harbors created thereby. Statements in this Report containing the words "estimate," "project," "anticipate," "expect," "intend," "believe," "will," "could," "should," "may," and similar expressions may be deemed to create forward-looking statements. These statements are based on our current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced.

     Forward-looking statements contained in this Report may relate to: (i) our future operating plans and strategies; (ii) the growth of the postsecondary education market due to (a) the increasing number of high school graduates and adult learners and (b) the focus placed on postsecondary education, the continuing shift from non-skilled to skilled workers; (iii) the expansion of our business through the addition of new curricula, new online programs or new locations, or by acquisitions; (iv) our anticipated need for and our ability to fund capital expenditures associated with the relocation and upgrade of facilities and the opening of a new campus in fiscal 2004; (v) the Department of Education's enforcement or interpretation of existing regulations affecting our operations; (vi) the seasonality of our results of operations; (vii) the sufficiency of our working capital, financings, including our ability to increase our borrowings if necessary, and cash flow from operating activities for our future operating and capital requirements; and (viii) our proposed merger with CEC.

     We wish to caution you that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion and in particular, if the merger occurs, are subject to CEC's plans, strategies, objectives, expectations, and intentions; (ii) costs, delays, and any other difficulties related to the merger; (iii) failure of the parties to satisfy closing conditions to the merger; (iv) the effect of, and our and our accrediting bodies' ability to comply with, state and federal government regulations regarding education and accreditation standards, or the interpretation or application thereof, including the level of government funding for, and our eligibility to participate in, student financial aid programs; (v) our ability to assess and meet the educational needs and demands of our students and the employers with whom they seek employment; (vi) the effect of competitive pressures from other educational institutions; (vii) our ability to execute our growth strategy and manage planned internal growth; (viii) our ability to locate, obtain and finance favorable school sites, negotiate acceptable lease terms, and hire and train employees; (ix) the effect of economic conditions in the postsecondary education industry and in the economy generally including changes and fluctuations in interest rates; (x) our ability to adapt to technological and other developments, including Internet-based curricula; (xi) the role of the Department of Education's, Congress' and the public's perception of for-profit education as it relates to changes in the Higher Education Act and regulations promulgated thereunder; and (xii) the effects of changes in taxation and other government regulations.

Item 2.    Properties.

     We lease all of our administrative and campus facilities. We, along with our Associate Degree Division, maintain headquarters in Miami, Florida, where combined we lease approximately 13,849 square feet of office space. Sanford-Brown also has limited administrative facilities near its Fenton campus. Colorado Tech maintains its administrative offices at its campus in Colorado Springs, Colorado.

        Our schools are operated from the following leased premises:
                                                            Size of facility
        Location of School              School              (in square feet)
        -------------------             ------              -----------------
        Colorado Springs, Colorado      Colorado Tech            85,314
        Sioux Falls, South Dakota       Colorado Tech            21,064
        Denver, Colorado                Colorado Tech            18,529
        North Kansas City, Missouri     Sanford-Brown            38,500
        Fenton, Missouri                Sanford-Brown            25,200
        Hazelwood, Missouri             Sanford-Brown            24,500
        St. Charles, Missouri           Sanford-Brown            14,650
        Granite City, Illinois          Sanford-Brown            12,253
        New York, New York                   UDS                 14,500
        Carle Place, New York                UDS                 15,478
        Iselin, New Jersey                   UDS                 15,490
        Atlanta, Georgia                     UDS                 13,690
        Houston, Texas                       UDS                 18,134
        Tampa, Florida                       UDS                 19,337
        Dallas, Texas                        UDS                 15,235
        Trevose, Pennsylvania                UDS                 10,204
        Elmsford, New York                   UDS                 11,134
        Jacksonville, Florida                UDS                 15,871
        Springfield, Massachusetts           UDS                 19,247
        Fort Lauderdale, Florida             UDS                 18,894
        Cleveland, Ohio                      UDS                 11,282
        Landover, Maryland                   UDS                 13,351

     We believe that all of our present campus facilities are suitable and adequate for their current uses. We monitor the suitability of our campus facilities to anticipate where demand for our products will create overcrowding or exceed capacity of existing facilities and seek to expand or relocate such campuses.

     In March 2003, we entered into a lease for 14,701 square feet of property in Houston, Texas for a UDS school which we anticipate opening in fiscal 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the American Stock Exchange under the symbol "WIX". The following table sets forth the high and low sale prices of our common stock as reported by the composite tape of the American Stock Exchange for each of the quarters indicated.

                                                       2003
                                            ----------------------------
                                                High            Low
                                            ------------- --------------
Quarter Ended 6/30/02                       $    7.00       $   5.00
Quarter Ended 9/30/02                            6.22           4.28
Quarter Ended 12/31/02                           7.75           5.20
Quarter Ended 3/31/03                           13.95           6.45

                                                       2002
                                            ----------------------------
                                                High           Low
                                            ------------- --------------
Quarter Ended 6/30/01                       $    3.05       $   2.00
Quarter Ended 9/30/01                            3.70           2.75
Quarter Ended 12/31/01                           4.80           3.00
Quarter Ended 3/31/02                            5.92           4.40

     As of the close of business on May 15, 2003, there were approximately 265 record holders of our common stock. We have not paid dividends on our common stock and do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

     We maintain our Amended and Restated 1996 Stock Option Plan, our 1992 Incentive Stock Option Plan, our 1986 Directors and Consultants Stock Option Plan, and our Employee Stock Purchase Plan. Additionally, we have entered into an individual arrangement outside of these equity plans with Richard C. Pfenniger, Jr., our Chief Executive Officer, providing for the award to Mr. Pfenniger of options to acquire shares of our common stock. The following table provides summary information of the equity awards under these compensation plans.

                      Equity Compensation Plan Information



                      Number of
                    securities to                         Number of securities
                    be issued upon    Weighted-average   remaining available for
                     exercise of      exercise price     future issuance under
                     outstanding      of outstanding      equity compensation
                     options,            options,          plans (excluding
                    warrants and       warrants and      securities reflected in
Plan Category         rights              rights               column (a))
------------------- ---------------   ----------------   -----------------------
                         (a)                (b)                     (c)
Equity compensation
 plans
 approved by
 security
 holders               3,301,539          $ 4.24                  743,600

Equity compensation
 plans
 not approved by
 security
 holders                 185,000          $ 5.25                        0
                    ---------------                      -----------------------


Total                  3,486,539          $ 4.29                  743,600
                    ===============   ================   =======================


     On March 3, 1997, we retained Mr. Pfenniger as our Chief Executive Officer. In connection with the commencement of his employment with us we granted him options to acquire 300,000 shares of our common stock. We granted Mr. Pfenniger options covering 115,000 of these shares under our 1996 Plan and granted the remaining options to him outside of our equity compensation plans in a grant that was not approved by our shareholders. The terms of the grants are identical and the options have a per share exercise price equal to $5.25, the per share fair market value of the common stock on the date of grant. Mr. Pfenniger's options vest ratably over four years after the date of grant and expire seven years after the date of grant. Vested options held by Mr. Pfenniger may be exercised after termination of his employment (other than as a result of a termination of his employment for "cause" as defined in the applicable grant) until either the original expiration date for the option or the date which is one year after the effective date of the termination of his employment, whichever is earlier. In the event of a "change of control" of Whitman (as defined in the applicable grant), all of Mr. Pfenniger's outstanding unvested options will vest and become fully exercisable.

Item 6. Selected Financial Data.


                                          Year Ended March 31,
                     -----------------------------------------------------------
                        2003        2002        2001        2000         1999
                     -----------------------------------------------------------
                               (In thousands, except per share data) (1)
Operating Data
Net revenues........  $109,796    $ 91,927    $ 79,629    $ 77,611     $ 73,977
Income (loss) from
 operations.........    12,911       5,060         576         (26)       4,195
Net income (loss)...     7,511       2,602      (1,422)       (502)       3,042
Diluted net income
 (loss) per share...      0.49        0.18       (0.11)      (0.04)        0.22
Dividends...........     None        None         None        None        None

Balance Sheet Data
Total assets........  $ 81,771    $ 67,075    $ 62,867    $ 62,526     $ 62,580
Long-term debt and
  capitalized
  lease obligations,
  less current
  portion...........     4,710       7,473      11,128      11,119       12,022
Stockholders'
  equity............    34,261      23,727      20,544      21,285       21,625


(1) Figures reflect the the disposition of our minority interest in Huron University in April 2001.


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

General

     Through three wholly-owned subsidiaries, we currently operate 22 schools in 13 states offering a range of graduate, undergraduate and non-degree certificate or diploma programs primarily in the fields of healthcare, information technology and business to more than 9,000 students. We are organized into a University Degree Division and an Associate Degree Division. The University Degree Division offers primarily doctorate, master and bachelor degrees through Colorado Tech. The Associate Degree Division primarily offers associate degrees and diplomas or certificates through Sanford-Brown and UDS.

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

Merger Agreement

     On March 26, 2003, we signed a definitive merger agreement with CEC under which CEC will acquire all of our outstanding shares of common stock for a combination of cash and CEC stock. Under the terms of the agreement, we will become a wholly-owned subsidiary of CEC and our shareholders will receive $6.00 in cash and shares of CEC common stock valued at approximately $8.25 for a total of approximately $14.25 for each share of our common stock. The stock portion of the consideration is subject to adjustment based on CEC's average closing share price during a specified period prior to closing. The value of the stock component based on such average closing price will not be less than $7.55, nor more than $8.95, unless we and CEC agree otherwise.

     The estimated purchase price, including estimated acquisition costs, is expected to be approximately $254.3 million. The estimated purchase price includes the estimated fair value of CEC common stock to be issued to our shareholders of $130.4 million, cash to be paid to our shareholders of $92.7 million, estimated cash to be paid to holders of options of $27.2 million, and estimated acquisition costs of $4.0 million. Consideration to be paid to our option holders under the 1996 stock option plan, representing the difference between the exercise price and per share merger consideration, will be recorded by us as compensation expense in our statement of operations prior to closing as a result of amendments expected to be made to the 1996 stock option plan in connection with the merger.

     The merger agreement contains certain termination provisions, including, among others, the failure to receive shareholder approval and the failure to obtain required regulatory approvals. In addition, we may elect to terminate the merger agreement if the value of the CEC stock that our shareholders will receive in the merger would be less than $7.55 per share of our common stock, subject to CEC's right to agree to provide our shareholders with $7.55 per share in CEC common stock. Likewise, CEC may elect to terminate the merger agreement if the adjusted value of the stock consideration would be greater than $8.95 per share of our common stock, subject to our right to agree to accept $8.95 per share in CEC common stock.

     A vote of a majority of our outstanding common stock will be required to approve the merger. The transaction is expected to close during the beginning of the third quarter of the 2003 calendar year, and is subject to customary closing conditions including regulatory approvals and the approval of our shareholders. There can be no assurance that the conditions to the merger will close in the expected time frame or at all.


Results of Operations

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated:

                                                      Year Ended March 31,
                                              ----------------------------------
                                                2003        2002         2001
                                              ----------  ----------  ----------
Net revenues                                   100.0%      100.0%       100.0%
                                              ----------  ----------  ----------
Costs and expenses:
    Instructional and educational support...    58.7        63.6         66.1
    Selling and promotional.................    14.4        15.7         18.0
    General and administrative..............    14.7        15.2         15.2
    Merger related expenses.................     0.4           -           -
                                              ----------  ----------  ----------
Total costs and expenses....................    88.2        94.5         99.3
                                              ----------  ----------  ----------
Income from operations......................    11.8         5.5          0.7
Other (income) and expenses:
    Interest expense........................     0.7         1.0          1.4
    Interest income.........................    (0.3)       (0.4)        (0.4)
Loss on Huron investment....................       -           -          1.5
                                              ----------  ----------  ----------
Income (loss) before income tax provision
(benefit)and cumulative effect of change in
    accounting principle....................    11.4         4.9         (1.8)
Income tax provision (benefit)..............     4.6         2.1         (0.7)
                                              ----------  ----------  ----------
Income (loss) before cumulative effect of
    change in accounting principle..........     6.8         2.8         (1.1)
Cumulative effect of change in accounting
    principle, net of tax...................       -           -         (0.7)
                                              ----------  ----------  ----------
Net income (loss)...........................     6.8%        2.8%        (1.8)%
                                              ==========  ==========  ==========

       Year ended March 31, 2003 compared to the year ended March 31, 2002


     Net revenues increased by $17.9 million or 19.4% to $109.8 million for the year ended March 31, 2003 from $91.9 million for the year ended March 31, 2002. This increase was primarily due to a 10.6% increase in average student enrollment and an increase in tuition rates.

     Net revenues in the Associate Degree Division increased 21.9% due primarily to a 17.0% increase in average student enrollment and an increase in tuition rates. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting and medical billing and coding specialist programs offered by UDS and the allied health programs offered at Sanford-Brown.

     Net revenues in the University Degree Division increased 10.7% due primarily to a 14.5% increase in the average revenue earned per student which offset a 3.2% decrease in average student enrollment. The increase in the average revenue earned per student was primarily due to an increase in the number of credit hours taken by students at Colorado Tech, and an increase in tuition rates. The decrease in average student enrollment in the University Degree Division was primarily due to a decline in enrollment in the information technology programs which was partially offset by an increase in enrollment in the business programs offered at Colorado Tech.

     Instructional and educational support expenses increased by $6.0 million, or 10.3%, to $64.5 million for the year ended March 31, 2003 from $58.5 million for the year ended March 31, 2002. As a percentage of net revenues, instructional and educational support expenses decreased to 58.7% for the year ended March 31, 2003 as compared to 63.6% for the year ended March 31, 2002. The increase in instructional and educational support expenses was primarily due to an increase in payroll and related benefits for faculty, academic administrators and student support personnel to support the increase in enrollment. The decrease in instructional and educational support expenses as a percentage of net revenues was due to our ability to better leverage our instructional and educational support expenses to support an increased revenue base.

     Selling and promotional expenses increased by $1.4 million, or 9.3%, to $15.8 million for the year ended March 31, 2003 from $14.4 million for the year ended March 31, 2002. As a percentage of net revenues, selling and promotional expenses decreased to 14.4% for the year ended March 31, 2003 as compared to 15.7% for the year ended March 31, 2002. The increase in selling and promotional expenses was primarily due to an increase in payroll and related benefits for additional admissions personnel and an increase in advertising expenses resulting from our marketing efforts directed at increasing enrollment. The decrease in selling and promotional expenses as a percentage of net revenues was due to our ability to better leverage such expenses while supporting a growth in revenues.

     General and administrative expenses increased by $2.1 million, or 15.5%, to $16.1 million for the year ended March 31, 2003 from $14.0 million for the year ended March 31, 2002. As a percentage of net revenues, general and administrative expenses decreased to 14.7% for the year ended March 31, 2003 as compared to 15.2% for the year ended March 31, 2002. The increase in general and administrative expenses was primarily due to an increase in administrative payroll expenses and related benefits to support the growth in student population and an increase in bad debt expense. As a percentage of net revenues, bad debt expense decreased to 5.0% for the year ended March 31, 2003 from 5.1% for the year ended March 31, 2002. The decrease in general and administrative expenses as a percentage of net revenues was due to our ability to increase revenues at a greater rate than the rate of increase in administrative operating costs.

     Merger and related expenses of $0.5 million consist primarily of investment banking and legal fees incurred in connection with the proposed merger with CEC.

     We reported income from operations of $12.9 million and $5.1 million for the years ended March 31, 2003 and 2002, respectively. This increase in profitability was primarily due to increases in income from operations of $7.4 million and $1.0 million in the Associate Degree Division and the University Degree Division, respectively.

     Income tax provision increased by $3.2 million or 166.7% to $5.1 million for the year ended March 31, 2003 from $1.9 million for the year ended March 31, 2002. This increase was due to an increase in pretax income during fiscal 2003, which was partially offset by a reduction in the effective income tax rate from 42.1% in fiscal 2002 to 40.2% in fiscal 2003. The decrease in the effective income tax rate was primarily due to the reduced tax effect of the change in the valuation allowance in comparison to the higher statutory tax expense incurred in fiscal 2003 resulting from the increase in pretax income.

     We reported net income of $7.5 million and $2.6 million for the years ended March 31, 2003 and 2002, respectively. The increase in net income was primarily due to the increase in profitability in the Associate Degree Division.

       Year ended March 31, 2002 compared to the year ended March 31, 2001

     Net revenues increased by $12.3 million or 15.4% to $91.9 million for the year ended March 31, 2002 from $79.6 million for the year ended March 31, 2001. This increase was primarily due to a 6.6% increase in average student enrollment and an increase in tuition rates.

     Net revenues in the Associate Degree Division increased 19.6% due primarily to a 9.8% increase in average student enrollment and an increase in tuition rates. The increase in student enrollment in the Associate Degree Division was primarily due to increased enrollment in the medical assisting program and the medical billing and coding specialist program offered by UDS and the information technology and allied health programs offered at Sanford-Brown. The increase in student enrollment in the Associate Degree Division was due to our improved marketing and admissions efforts which permitted us to increase the rate at which we converted leads to new student starts. Net revenues in the University Degree Division increased 2.8% due primarily to an increase in tuition rates. Average student enrollment in the University Degree Division remained relatively unchanged.

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

     Income tax provision was $1.9 million for the year ended March 31, 2002 as compared to a tax benefit of $0.5 million for the year ended March 31, 2001, due primarily to the increase in profitability in fiscal 2002.

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

     Our loan of $500,000 to the former campus President remained outstanding after the sale. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of our common stock owned by the former campus President. The not-for-profit college that purchased the school has also agreed to guarantee this loan. In October 2001, the loan went into default by virtue of the failure of the required monthly interest payments to be made and we accelerated all amounts due under the loan. In May 2002, we received a default judgment against the not-for-profit college that guaranteed the loan and commenced collection efforts to enforce the judgment. In September 2002, we collected $166,000 for principal and interest due under the loan. We believe the collateral securing the loan is adequate and, therefore, have elected not to take action against the principal obligor of the loan at this time.

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

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2003, 2002 and 2001 were $25.2 million, $14.0 million and $5.9 million, respectively. Our working capital totaled $18.0 million at March 31, 2003, $9.9 million at March 31, 2002 and $9.3 million at March 31, 2001.

     Net cash of $16.1 million was provided by operating activities in fiscal 2003, an increase of $2.7 million from fiscal 2002 and $13.6 million from fiscal 2001. The increase in cash provided by operating activities of $2.7 million in fiscal 2003 from fiscal 2002 was primarily due to an increase in net profits of $4.9 million combined with an increase in deferred revenue, which was partially offset by an increase in accounts receivable. The increase in cash provided by operating activities of $13.6 million in fiscal 2003 from fiscal 2001 was primarily due to an increase in net profits of $9.0 million, and an increase in accrued expenses of $5.1 million.

     Net cash of $4.0 million was used for investing activities in fiscal 2003, an increase of $2.6 million from fiscal 2002 and $2.0 million from fiscal 2001. The increase in fiscal 2003 from 2002 and 2001 was primarily due to the purchase of property and equipment.

     We estimate that the capital expenditures expected to be incurred during fiscal 2004 will approximate $4.5 million to $5.0 million. These anticipated capital expenditures primarily relate to the costs associated with the acquisition and upgrade of equipment for the schools, the relocation and upgrade of campus facilities and the opening of a new UDS campus. Funds required to finance such capital expenditures are expected to be obtained from funds generated from operations.

     Net cash of $1.0 million was used in financing activities in fiscal 2003, a decrease in cash used of $3.0 million from fiscal 2002 and $0.2 million from 2001. The decrease in cash used in financing activities in fiscal 2003 from fiscal 2002 was primarily due to $2.0 million of proceeds received from the exercise of employee stock options and a decrease of $1.0 million in net payments on long-term debt and capitalized lease obligations.

     In March 2001, our $8.5 million credit facility was restructured into a $2.0 million line of credit and a $6.5 million capital expenditure term note. In June 2002, we increased the line of credit to $3.5 million and extended the expiration date to October 31, 2003. At March 31, 2003, we had no outstanding balance under this facility and letters of credit outstanding of $0.6 million which reduced the amount available for borrowing to $2.9 million. The $6.5 million term note is payable in seven monthly installments of interest that commenced on April 21, 2001 and thereafter in 52 monthly installments of principal and interest with a balloon payment due in April 2006. For the fiscal year ended March 31, 2003, we made principal payments of $1.3 million reducing the balance due on our capital expenditure term note to $4,658,333. For the fiscal year ending March 31, 2004, scheduled principal payments on our capital expenditure term note amount to $1.3 million. The amounts borrowed under this facility were used for capital expenditures in prior years. In accordance with the terms under the merger agreement with CEC, any balance due under the capital expenditure term note and line of credit will be repaid by CEC or Whitman at or prior to the closing of the merger.

     Our primary source of operating liquidity is the cash received from payments of tuition and fees. Most students attending our schools receive some form of financial aid under Title IV Programs, and a majority of our revenue is derived from Title IV Programs. UDS, Sanford-Brown and Colorado Tech receive approximately 78%, 78%, and 41% of their funding, respectively, from the Title IV Programs. Disbursements under each program are subject to disallowance and repayment by the schools.

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


Contractual Obligations and Other Commercial Commitments

     The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):



                                       Principal Payments Due by Period
                            ----------------------------------------------------
                                      Within                             After
                             Total    1 Year    2-3 Years   4-5 Years   5 Years
                            --------  --------  ----------  ----------  --------
Note Payable                $ 4,658   $ 1,300    $ 2,600    $   758     $     -
Capital Lease Obligations     2,575     1,223      1,310         42           -
Operating Leases             25,946     5,459      9,605      6,266       4,616
                            --------  --------  ----------  ----------  --------
                            $33,179   $ 7,982    $13,515    $ 7,066     $ 4,616
                            ========  ========  ==========  ==========  ========


     We have a contractual commitment related to a $3.5 million line of credit which expires on October 31, 2003. At March 31, 2003, we had no outstanding balance under this facility and letters of credit outstanding of $0.6 million, which reduced the amount available for borrowing to $2.9 million.

Transactions with Former Management

     We purchase certain textbooks and materials for resale to our students from an entity that is 40% owned by Randy S. Proto, our former Chief Operating Officer and President. In the fiscal years ended March 31, 2003, 2002 and 2001, we purchased approximately $161,500, $147,900 and $97,500, respectively, in textbooks and materials from that entity.

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

     Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, that could potentially result in materially different results under different assumptions and conditions. Although historically, actual results have not significantly deviated from those determined using management's estimates, as discussed below, our financial position or results of operations could be materially different if we were to report under different conditions or when using different assumptions in the application of such policies. We believe the following accounting policies are the most critical to us, in that they are the primary areas where financial information is subject to the use of management's estimates, assumptions and the application of management's judgment in the preparation of our consolidated financial statements.

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

Revenues, Accounts Receivable and Deferred Tuition Revenue

     Revenues consist primarily of tuition and fees paid by students. Approximately 70% of our net revenues collected during the fiscal year ended March 31, 2003 were received from students who received funds from Title IV Programs to pay for their tuition.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill (and identifiable intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests or more frequently if impairment indicators arise. Other intangible assets will continue to be amortized over their estimated useful lives.

     Effective April 1, 2001, we elected to early adopt SFAS 142. During fiscal 2003, we performed our annual impairment test of goodwill and concluded that there was no impairment of goodwill. We had approximately $9.3 million of goodwill reflected on our balance sheet at March 31, 2003. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for this asset not previously recorded which would adversely impact our operating results for the period in which we made the determination. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, impairment losses could be recorded in the future.

Recoverability of Long-lived Assets

     On an ongoing basis, we review property and equipment, definite-lived intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

     In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other long-lived assets.

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


     At March 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of approximately $1.4 million. During the year, we determined that it is more likely than not that $1.3 million of those assets will be realized (although realization is not assured), resulting in a valuation allowance of $134,000 at March 31, 2003.

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

     In June 2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill is subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Other intangible assets will continue to be amortized over their useful lives. We elected to adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $162,000, net of taxes, for the year ended March 31, 2002. During fiscal 2003 we performed our annual impairment test of goodwill and concluded that there was no impairment of goodwill.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. We are not currently engaged in any significant exit or disposal activities and therefore, the adoption of SFAS 146 did not have any impact on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We believe the adoption of the recognition and measurement provisions of FIN 45 will not have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. We have adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under Opinion 25 to account for stock-based compensation. As such, our adoption of this statement has not had any impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk associated with changes in interest rates. We are subject to interest rate risk related to our variable-rate line of credit and capital expenditure term note as described in Note 7 of the Notes to Consolidated Financial Statements.

     At March 31, 2003, our variable rate long-term debt had a carrying value of $4.7 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would not have a material adverse affect on our results of operations and financial condition.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information concerning directors required by Item 10 is set forth below. There is no family relationship between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

     Dr. Jack R. Borsting, age 74, has served as a director since 1994 and has been Vice Chairman of the Board since 2000. Dr. Borsting is a Professor of Business Administration and Dean Emeritus at the University of Southern California Marshall School of Business. From 1988 to 1994, Dr. Borsting was Dean of the University of Southern California School of Business Administration, and from 1994 to 2001 E. Morgan Stanley Professor of Business Administration and Executive Director of the Center of Telecommunication Management. Dr. Borsting, a former Assistant Secretary of Defense (Comptroller), is a director of IVAX Diagnostics, Inc. (laboratory instruments) and a trustee for the Rose Hill Foundation, the Los Angeles Orthopedic Hospital Foundation and Met Life Investors. Dr. Borsting is also a member of the Army Science Board.

     Mr. Neil Flanzraich, age 59, has served as a director since 1997. In 1998, Mr. Flanzraich became Vice Chairman and President of IVAX Corporation (pharmaceuticals). Mr. Flanzraich serves on the Board of Directors of IVAX Diagnostics, Inc. (laboratory instruments), Continucare Corporation (healthcare services) and RAE Systems Inc. (gas detection and security monitoring system). From 1995 through 1998, Mr. Flanzraich was a shareholder and Chairman of the Life Sciences Legal Practice Group of Heller Ehrman White & McAuliffe, Palo Alto, California. From 1981 to 1994, Mr. Flanzraich was Senior Vice President, General Counsel and member of the Corporate Executive Committee of Syntex Corporation, an international pharmaceutical company that was acquired by Roche Holdings Ltd.

     Dr. Phillip Frost, age 66, has been Chairman of the Board of Directors since 1992. Dr. Frost has been Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (pharmaceuticals) since 1987. Dr. Frost served as President of IVAX Corporation from 1991 until 1995. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 to 1986. Dr. Frost is Chairman of the Board of Directors of IVAX Diagnostics, Inc. (laboratory instruments). He is also director of Northrup Grumman Corporation (aerospace). He is Chairman of the Board of Trustees of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

     Mr. Peter S. Knight, age 52, has served as a director since 1994. Mr. Knight is a Managing Director of MetWest Financial, a Los Angeles based financial services company. Mr. Knight started his career with the Antitrust Division of the Department of Justice. From 1977 to 1989, Mr. Knight served as Chief of Staff to Al Gore when Mr. Gore was a member of the U.S. House of Representatives and later the U.S. Senate. Mr. Knight served as General Counsel of Medicis Pharmaceutical Corporation from 1989 to 1991 and then established his law practice representing numerous Fortune 500 companies as a named partner in a Washington, D.C. law firm. In 2000, he started Sage Venture Partners, an investment firm focusing on the technology and biotechnology sector. Mr. Knight has held senior positions in the last four presidential campaigns including services as campaign manager for the successful 1996 re-election campaign of President Clinton. Mr. Knight serves on the Board of Directors of Medicis Pharmaceutical Corporation, the Schroder Family of Mutual Funds and EntreMed.

     Dr. Richard M. Krasno, age 61, has served as a director since 1996. In 1999, Dr. Krasno became Executive Director of the William R. Kenan, Jr. Charitable Trust and President of the four William R. Kenan, Jr. funds. From 1998 to 1999, Dr. Krasno was president of the Monterey Institute of International Studies in Monterey, California. From 1983 to 1998, Dr. Krasno was President and Chief Executive Officer of the Institute of International Education (private not-for-profit education organization), New York City, New York. He served as its Executive Vice President and Chief Operating Officer from 1981 to 1983. Dr. Krasno was Deputy Assistant Secretary of Education with the U.S. Department of Education from 1980 to 1981.

     Dr. Lois F. Lipsett, age 69, has served as a director since 1996. Dr. Lipsett is the President of Health Education Associates, Washington, D.C. Since 1995, Dr. Lipsett has served as a consultant to several companies, including the Robert Wood Johnson Foundation. Dr. Lipsett was Vice President, Scientific and Medical Affairs, of the American Diabetes Association from 1992 to 1995. Prior to 1992, Dr. Lipsett founded and was Director of the National Diabetes Information Clearinghouse and was also Director for several training and career development programs at the National Institutes of Health.

     Mr. Richard C. Pfenniger, Jr., age 47, has served as a director since 1992. Mr. Pfenniger has been Chief Executive Officer and Vice Chairman of the Company since 1997 and President since 2001. Mr. Pfenniger was Chief Operating Officer of IVAX Corporation (pharmaceuticals) from 1994 to 1997. He served as Senior Vice President -- Legal Affairs and General Counsel of IVAX Corporation from 1989 to 1994. Prior to joining IVAX Corporation, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is also the Chairman of the Board of
Continucare   Corporation   (healthcare   services)   and  a  director  of  IVAX
Corporation.

     Dr. Percy A. Pierre, age 64, has served as a director since 1997. Dr. Pierre has been Professor of Electrical Engineering at the College of Engineering of Michigan State University since 1995. Prior to 1995, he was the Vice President for Research and Graduate Studies, as well as Professor of Electrical Engineering at Michigan State University from 1990 to 1995; President of Prairie View A & M University from 1983 to 1989; Assistant Secretary of the Army for Research, Development and Acquisition, Department of the U.S. Army, from 1977 to 1981; and Dean of the School of Engineering at Howard University from 1971 to 1977. Dr. Pierre serves as a director of CMS Energy Corp. (diversified energy company), and Fifth-Third Bank (Western Michigan).

     A. Marvin Strait, age 69, has served as a director since 1998. Mr. Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over forty years. Mr. Strait has served on the Board of Directors of Colorado Technical University since 1986. He also presently serves as a member of the Board of Directors of AutoTradeCenter.Com, Inc., and a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, and the Sam S. Bloom Foundation. He also presently serves on the Community Advisory Panels of Western National Bank and Intel Corporation. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council.

Executive Officers of the Registrant

     Set forth below is the name, age, position held and business experience during the past five years of our other executive officer as of March 31, 2003. Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

     Fernando L. Fernandez. Mr. Fernandez, age 42, has served as our Vice President--Finance, Chief Financial Officer, Secretary and Treasurer since 1996. Prior to joining us, Mr. Fernandez, a certified public accountant, served as Chief Financial Officer of Frost-Nevada Limited Partnership (Dr. Frost's investment partnership) from 1991 to 1996. Previously, Mr. Fernandez served as Audit Manager for PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) in Miami.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and 10% shareholders to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities with the Securities and Exchange Commission. Directors, executive officers and 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, the Company believes that during fiscal 2003 the Company's directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Item 11.   Executive Compensation.

     The following table contains certain information regarding aggregate compensation paid or accrued by the Company during fiscal 2003 to the Chief Executive Officer of the Company and to our only other executive officer whose combined salary and bonus during fiscal 2003 exceeded $100,000.

                                   Summary Compensation Table

                                                         Long-Term    All Other
                               Annual Compensation     Compensation Compensation
                           --------------------------  ------------ ------------
                                                           Securities
Name and                   Year Ended                      Underlying
Principal Position          March 31,  Salary   Bonus       Options
-------------------------  ---------- --------  -----     -----------
                                        ($)     ($)          (#)       ($)(1)
Richard  C. Pfenniger,Jr.   2003      305,000   (2)        30,000      4,422
Chief Executive Officer     2002      291,000 150,000         0        4,337
                            2001      291,000    0            0        3,100

Fernando L. Fernandez       2003      150,000   (2)        20,000      4,226
Vice President - Finance,   2002      138,000  70,000         0        4,025
Chief Financial Officer,    2001      138,000    0            0        3,100
Secretary and Treasurer


(1) The amounts included in the "All Other Compensation" column represent matching contributions made by the Company under the Whitman Employee Retirement Savings Plan maintained under Section 401 (k) of the Internal Revenue Code.

(2) The Compensation Committee of the Board of Directors generally meets subsequent to the end of our fiscal year to determine if any bonus payments will be made to the executive officers. The Compensation Committee has not yet met to determine if any bonuses will be paid to the executive officers in connection with their performance for the fiscal year ended March 31, 2003.

     During the fiscal year ended March 31, 2003, stock options were granted to the executive officers named in the "Summary Compensation Table" in connection with their performance in fiscal 2002. The stock options were granted at an exercise price of $6.20 per share, the fair market value of the Company's Common Stock on the date of grant, and have a seven-year term.

     The following table sets forth information concerning stock option grants made during fiscal 2003 to the executive officers named in the "Summary Compensation Table."



                              Stock Option Grants During the Year Ended
                                           March 31, 2003



                                                                   Potential
                                                                   Realizable
                                                                Value at Assumed
                             Percent of                          Annual Rates of
                  Number of  Total Options                        Stock Price
                  Securities  Granted to                        Appreciation for
                  Underlying  Employees                            Option Term
                   Options    in Fiscal   Exercise  Expiration  ----------------
                   Granted      Year        Price      Date        5%    10%
                 ----------- -----------  --------  ----------  ----------------
                     (#)       %             $                      %     %
Richard C.         30,000    13.8           6.20    6/06/2009   75,721   176,461
Pfenniger, Jr.
Chief Executive
Officer

Fernando L.        20,000     9.2           6.20    6/06/2009   50,480   117,641
Fernandez
Vice President -
Finance,
CFO and Treasurer



     The following table sets forth information concerning stock option exercises during fiscal 2003 by each of the executive officers named in the "Summary Compensation Table" above and the fiscal year-end value of unexercised options held by each of the executive officers named in the "Summary Compensation Table" above.

                      Aggregated Stock Option Exercises in
                 Fiscal 2003 And Fiscal Year-End Option Values

                                   Securities Underlying
                                   Number of Unexercised    Value of Unexercised
                                     Options at Fiscal      In-the-Money Options
                                          Year End           at Fiscal Year End
                                   ----------------------   --------------------
               Shares
               Acquired
                on        Value     Ex-        Un-          Ex-       Un-
               Exercise  Realized  ercisable  exercisable  ercisable exercisable
               --------  --------  ---------  -----------  --------- -----------
                  (#)       ($)       (#)         (#)       ($) (1)    ($) (1)
Richard C.         0         0      435,000      37,500    3,666,287   285,563
Pfenniger, Jr.
Chief Executive
Officer

Fernando L.     20,000    81,975    197,500      22,500    1,894,337   169,188
Fernandez
Vice President-
Finance, Chief
Financial Officer,
Secretary and
Treasurer



(1) The value of unexercised in-the-money options represents the number of options held at March 31, 2003 multiplied by the difference between the exercise price and $13.60, the closing price of the Common Stock at March 31, 2003.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2003, the following directors served on the Compensation Committee of the Board of Directors: Dr. Frost, Dr. Krasno and Dr. Lipsett. Dr. Frost is an executive officer and Chairman of the Board of Directors of IVAX Corporation. Richard C. Pfenniger, Jr. is the Company's Chief Executive Officer and Vice Chairman and a director of the Company and is also a director of IVAX. In September 2002, Dr. Frost resigned from the Compensation Committee.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.


     The following table sets forth certain information as of May 1, 2003 concerning the number of shares of Common Stock beneficially owned by: (a) each director, (b) each executive officer named above in the "Summary Compensation Table", (c) all directors and executive officers as a group, and (d) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, and the percentage such shares represent of the total outstanding shares of Common Stock. Unless otherwise indicated, all shares are owned directly by the person indicated who holds sole voting and investment power.

                                  Shares Beneficially
Name of Beneficial Holder             Owned (1)              Percentage Owned
-------------------------         --------------------       ----------------
Bedford Oak Advisors, LLC             1,256,400(2)                  8.8
Jack R. Borsting, Ph.D.                 129,100(3)                   *
Neil Flanzraich                          96,875(3)                   *
Phillip Frost, M.D.                   4,383,528(4)                 28.4
Peter S. Knight                         110,000(3)                   *
Richard M. Krasno, Ph.D.                 90,000(3)                   *
Lois F. Lipsett, Ph.D.                   90,000(3)                   *
Richard C. Pfenniger, Jr.               638,630(3)                  4.1
Percy A. Pierre, Ph.D.                   78,125(3)                   *
A. Marvin Strait, C.P.A.                112,528(3)                   *
Fernando L. Fernandez                   231,457(3)                  1.5
All directors and executive
officers as a group (10 persons)      5,960,243(5)                 35.6
___________________



*    Represents beneficial ownership of less than one percent.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of Section 16 of the Securities Exchange Act of 1934.

(2) Based on information contained in a Schedule 13G/A dated February 11, 2003. As reported therein, Bedford Oak Advisors, LLC ("BOA") in its capacity as investment manager of two private investment partnerships and an offshore investment fund, and Harvey Eisen, in his capacity as managing member of BOA, are deemed to have beneficial ownership of the 1,256,400 shares.

(3) Includes shares which may be acquired pursuant to stock options exercisable within 60 days of May 1, 2003: Dr. Borsting (122,500); Mr. Knight
     (110,000);  Dr. Krasno  (90,000);  Mr.  Flanzraich  (96,875);  Dr.  Lipsett
     (90,000);   Dr.  Pierre  (78,125);   Mr.  Strait  (75,000);  Mr.  Pfenniger
     (450,000); and Mr. Fernandez (205,000).

(4) Includes (a) 402,500 shares which may be acquired pursuant to stock options held by Dr. Frost exercisable within 60 days of May 1, 2003, and (b) 3,971,028 shares held by Frost-Nevada Investments Trust (the "Trust") of which Dr. Frost is the sole trustee and Frost-Nevada, Limited Partnership is the sole and exclusive beneficiary. The Trust's principal business address is 4400 Biscayne Boulevard, Miami, Florida 33137. Dr. Frost's business address is 4400 Biscayne Boulevard, Miami, Florida 33137.

(5)  Includes shares described in footnotes (3) and (4) as beneficially owned.

Item 13. Certain Relationships and Related Transactions.


     The Company currently occupies approximately 13,849 square feet of administrative offices in Miami, Florida which are owned by IVAX Corporation. The lease between the Company and IVAX may be terminated on 180 days notice and provides for an annual rental of $311,609. Dr. Frost, the Chairman of the Board and a principal shareholder of the Company, is also the Chairman of the Board, Chief Executive Officer and a principal shareholder of IVAX and Neil Flanzraich, a director of the Company, is Vice Chairman and President of IVAX. Mr. Pfenniger, the Company's Chief Executive Officer and a director, is also a director of IVAX.

     Carolyn Orr, the sister-in-law of Dr. Frost, is employed by the Company as Legal/Compliance Specialist with an annual compensation of $72,500. Ms. Orr has been granted options to purchase 32,200 shares of our common stock.

Item 14. Controls and Procedures.

     Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that all material information relating to us and our consolidated subsidiaries required to be included in this quarterly report has been made known to them in a timely fashion. However, that conclusion should be considered in light of the various limitations described below on the effectiveness of those controls and procedures, some of which pertain to most if not all business enterprises, and some of which arise as a result of the nature of our business.

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

                                     PART IV


Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

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


          (a)(3) Exhibits

Exhibit
Number      Description                           Method of Filing
-------     -----------                           ----------------
  2.1       Agreement and Plan of Merger          Incorporated  by  reference to
            dated March 26, 2003, by and          our Form 8-K  dated  March 26,
            among Career Education 2003.          2003.
            Corporation, Marlin Acquisition
            Corporation and Whitman
            Education Group, Inc.

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

 10.1       Registration Rights Agreement         Incorporated  by  reference to
            dated as of April 6, 1992             our   Report   on   Form   8-K
                                                  dated  April 6, 1992.


 10.2       Amended and Restated 1986             Incorporated  by  reference to
            Directors and Consultants Stock       our Registration  Statement on
            Option Plan                           Form S-8  filed  September  9,
                                                  1992.

 10.3       1992 Incentive  Stock Option Plan,    Incorporated  by  reference to
            as amended                            our  Proxy  Statement  for the
                                                  Annual Meeting of Shareholders
                                                  held on November 19, 1992.

 10.4       Whitman Education Group, Inc.         Incorporated  by  reference to
            1996 Stock Option Plan, as amended    our Form 10-Q for the  quarter
                                                  ended June 30, 1997.

 10.5       Form of Security Agreement, dated     Incorporated  by  reference to
            May 20, 1999, by each of Colorado     our  Report  on  Form 10-K for
            Technical University, Inc.,           the year ended March 31, 1999.
            MDJB, Inc., Sanford-Brown College,
            Inc. and Ultrasound Technical
            Services, Inc. in favor of Merrill
            Lynch Business Financial Services,
            Inc.

 10.6       Form of Unconditional Guaranty,       Incorporated  by  reference to
            dated May 20, 1999 by each of         our  Report on  Form  10-K for
            Colorado Technical University,        the year ended March 31, 1999.
            Inc., MDJB, Inc., Sanford-Brown
            College, Inc. and Ultrasound
            Technical Services, Inc. in
            favor of Merrill Lynch Business
            Financial Services, Inc.

 10.7 WCMA Loan and Security Agreement Incorporated by reference to dated May 20, 1999, by and between our Report on Form 10-K for Merrill Lynch Business Financial the year ended March 31, 1999. Services, Inc. and Whitman
            Education Group, Inc.

 10.8 Term Loan and Security Agreement Incorporated by reference to dated March 21, 2001, by and between our Report on Form 10-K for Merrill Lynch Business Financial the year ended March 31, 2001. Services, Inc. and Whitman
            Education Group, Inc.

 10. 9      Collateral Installment Note dated     Incorporated  by  reference to
            March 21, 2001, by and between        our  Report  on Form  10-K for
            Merrill Lynch Business Financial the year ended March 31, 2001. Services, Inc. and Whitman
            Education Group, Inc.

 10.10      Form of Unconditional Guaranty,       Incorporated  by  reference to
            dated March 21, 2001 by each of       our Report on  Form  10-K  for
            Colorado Technical University, Inc., the year ended March 31, 2001. CTU Corporation (f/k/a MDJB, Inc.),
            Sanford-Brown College, Inc. and
            Ultrasound  Technical Services, Inc.
            in favor of Merrill Lynch Business
            Financial Services, Inc.

 10.11      Form of Security Agreement dated      Incorporated  by  reference to
            March 21, 2001 by each of Colorado    our  Report  on Form  10-K for
            Technical University, Inc., CTU       the year ended March 31, 2001.
            Corporation (f/k/a MDJB, Inc.),
            Sanford-Brown College, Inc. and
            Ultrasound Technical Services,
            Inc. in favor of Merrill Lynch
            Business Financial Services, Inc.

 10.12      Richard C. Pfenniger Stock Option     Incorporated  by  reference to
            Agreement                             our  Report  on Form  10-K for
                                                  the year ended March 31, 2002.

 10.14 Letter agreement dated December 4, Incorporated by reference to 2002 by and between Merrill Lynch our Report on Form 10-Q for
            Business Financial Services, Inc.     the  quarter  ended   December
            and Whitman Education Group, Inc.     31, 2002.

 10.15      Lease dated as of February 28 ,1997,  Incorporated  by  reference to
            by and between Whitman Education      our Report on Form  8-K  dated
            Group, Inc. and IVAX Corporation      March 25, 2003.

 21         Subsidiaries                          Incorporated  by  reference to
                                                  our  Report  on Form  10-K for
                                                  the year ended March 31, 1996.

 23.1       Consent of Ernst & Young LLP          Filed herewith.

 99.1       Certification of Chief Executive      Filed herewith.
            Officer

 99.2       Certification of Chief Financial      Filed herewith.
            Officer
_______________________


     Certain exhibits and schedules to this document have not been filed. The Registrant agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

     (b)  Reports on Form 8-K

     On March 25, 2003, Whitman filed a Current Report on Form 8-K. In that report, Whitman furnished information relating to an office lease dated as of February 28, 1997, by and between Whitman Education Group, Inc. and IVAX Corporation.

     On March 28, 2003, Whitman filed a Current Report on Form 8-K. In that report Whitman announced the signing of the Agreement and Plan of Merger dated March 26, 2003, by and among Career Education Corporation, Marlin Acquisition Corporation and Whitman.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WHITMAN EDUCATION GROUP, INC.
                                    By: /s/ FERNANDO L. FERNANDEZ
                                      ----------------------------
                                        Fernando L. Fernandez
                                        Vice President-Finance, Chief Financial
                                        Officer, Secretary and Treasurer

Dated:  May 29, 2003

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                           Title                           Date
----------                          -------                         ------

/s/PHILLIP FROST, M.D.         Chairman of the Board                May 29, 2003
-----------------------------
   Phillip Frost, M.D.

/s/RICHARD C. PFENNIGER, JR.   Vice Chairman of the Board           May 29, 2003
-----------------------------  and Chief Executive Officer
   Richard C. Pfenniger, Jr.   (Principal Executive Officer)

/s/FERNANDO L. FERNANDEZ       Vice President, Chief Financial      May 29, 2003
-----------------------------  Officer, Secretary and Treasurer
   Fernando L. Fernandez       (Principal Financial and Accounting
                               Officer)

/s/JACK R. BORSTING, Ph.D.     Vice Chairman of the Board           May 29, 2003
-----------------------------
   Jack R. Borsting, Ph.D.

/s/PETER S. KNIGHT             Director                             May 29, 2003
-----------------------------
   Peter S. Knight

/s/LOIS F. LIPSETT, Ph.D.      Director                             May 29, 2003
-----------------------------
   Lois F. Lipsett, Ph.D.

/s/RICHARD M. KRASNO, Ph.D.    Director                             May 29, 2003
-----------------------------
   Richard M. Krasno, Ph.D.

/s/PERCY A. PIERRE, Ph.D.      Director                             May 29, 2003
-----------------------------
   Percy A. Pierre, Ph.D.

/s/NEIL FLANZRAICH             Director                             May 29, 2003
-----------------------------
   Neil Flanzraich

/s/A. MARVIN STRAIT, C.P.A.    Director                             May 29, 2003
-----------------------------
   A. Marvin Strait, C.P.A.

                                  CERTIFICATION

I, Richard C. Pfenniger, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Whitman Education Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 29, 2003                                     By:/s/RICHARD C. PFENNIGER, JR.
                                                   -----------------------------
                                                    Richard C. Pfenniger, Jr.
                                                    Chief Executive Officer

                                  CERTIFICATION

I, Fernando L. Fernandez, certify that:

1. I have reviewed this annual report on Form 10-K of Whitman Education Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 29, 2003                                    By:/s/ FERNANDO L. FERNANDEZ
                                                  ------------------------------
                                                   Fernando L. Fernandez.
                                                   Vice President-Finance, Chief
                                                   Financial Officer,
                                                   Treasurer and Secretary

                 Whitman Education Group, Inc. And Subsidiaries
                        Consolidated Financial Statements
                                 March 31, 2003


                                    CONTENTS

                                                                          Page
                                                                         -----
Report of Independent Certified Public Accountants.............           F- 2
Consolidated Balance Sheets....................................           F- 3
Consolidated Statements of Operations..........................           F- 4
Consolidated Statements of Changes in Stockholders' Equity.....           F- 5
Consolidated Statements of Cash Flows..........................           F- 6
Notes to Consolidated Financial Statements.....................           F- 8


                                      -F 1-

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Whitman Education Group, Inc.

We have audited the accompanying consolidated balance sheets of Whitman Education Group, Inc. and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whitman Education Group, Inc. and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition for certain fees effective April 1, 2000.


                                                       /s/    ERNST & YOUNG LLP



Miami, Florida
May 16, 2003

                                      -F 2-

                 Whitman Education Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                           March 31,
                                               ---------------------------------
                                                     2003              2002
                                               ---------------   ---------------
 Assets
 Current assets:
      Cash and cash equivalents..............   $ 25,214,854      $ 14,010,878
      Accounts receivable, net...............     26,907,255        23,425,589
      Inventories............................      2,091,909         1,633,917
      Deferred tax assets, net...............      2,895,336         3,342,026
      Other current assets...................      2,092,734         2,273,607
                                               ---------------   ---------------
         Total current assets................     59,202,088        44,686,017
 Property and equipment, net.................     11,181,458        10,804,417
 Deposits and other assets...................      2,099,268         2,296,002
 Goodwill, net...............................      9,288,622         9,288,622
                                               ---------------   ---------------
         Total assets........................   $ 81,771,436      $ 67,075,058
                                               ===============   ===============

 Liabilities and Stockholders' Equity
 Current liabilities:
      Accounts payable.......................   $  2,407,830      $  1,716,674
      Accrued expenses.......................      8,263,870         6,749,811
      Current portion of capitalized lease
         obligations.........................      1,223,395         1,781,501
      Current portion of capital expenditure
         note payable........................      1,300,000         1,300,000
      Deferred tuition revenue...............     27,962,885        23,269,177
                                               ---------------   ---------------
         Total current liabilities...........     41,157,980        34,817,163
 Capitalized lease obligations...............      1,351,455         2,815,136
 Capital expenditure note payable............      3,358,333         4,658,333
 Deferred tax liability......................      1,642,265         1,057,789
 Commitments and contingencies
 Stockholders' equity:
      Common stock, no par value; authorized
         100,000,000 shares; issued
         15,113,759 shares in 2003 and
         14,262,648 shares in 2002;
         outstanding 14,678,965 shares
         in 2003 and 13,827,854 shares
         in 2002.............................     25,902,278        23,198,153
      Additional paid-in capital.............      1,124,874           805,309
      Retained earnings (accumulated
         deficit)............................      7,234,251          (276,825)
                                               ---------------   ---------------
       Total stockholders' equity............     34,261,403        23,726,637
                                               ---------------   ---------------
       Total liabilities and stockholders'
         equity..............................   $ 81,771,436      $ 67,075,058
                                               ===============   ===============



                 See accompanying notes to financial statements.

                                      -F 3-

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                Year Ended March 31,
                                     -------------------------------------------
                                         2003            2002           2001
                                     -------------- -------------  -------------

Net revenues.....................    $ 109,795,556  $ 91,926,806   $ 79,629,315

Costs and expenses:
  Instructional and educational
   support.......................       64,478,968    58,470,054     52,670,430
  Selling and promotional........       15,765,424    14,425,245     14,312,141
  General and administrative.....       16,137,637    13,971,977     12,070,282
  Merger related expenses........          502,654             -              -
                                     -------------- -------------  -------------

Total costs and expenses.........       96,884,683    86,867,276     79,052,853
                                     -------------- -------------  -------------

Income from operations...........       12,910,873     5,059,530        576,462
Other (income) and expenses:
  Interest expense...............          714,904       932,083      1,142,886
  Interest income................         (369,226)     (369,280)      (334,983)
Loss on Huron investment.........                -             -      1,164,613
                                     -------------- -------------  -------------

Income (loss) before income tax
  provision (benefit) and
  cumulative effect of change in
  accounting principle...........       12,565,195     4,496,727     (1,396,054)
Income tax provision (benefit)...        5,054,119     1,895,196       (538,159)
                                     -------------- -------------  -------------

Income (loss) before cumulative
  effect of change in accounting
  principle......................        7,511,076     2,601,531       (857,895)
Cumulative effect of change in
  accounting principle, net of
  tax benefit of $375,981........                -             -       (563,971)
                                     -------------- -------------  -------------
Net income (loss)................    $   7,511,076  $  2,601,531   $ (1,421,866)
                                      ============= =============  =============

Basic income (loss) per share:
Income (loss) before cumulative
  effect of change in accounting
  principle......................    $        0.53  $       0.19   $      (0.07)
Cumulative effect of change in
  accounting principle, net of
  tax............................                -             -          (0.04)
                                     -------------- -------------  -------------
Net income (loss) ...............    $        0.53  $       0.19   $      (0.11)
                                     ============== =============  =============
Diluted income (loss) per share:
Income (loss) before cumulative
  effect of change in accounting
  principle......................    $        0.49  $       0.18   $      (0.07)
Cumulative effect of change in
  accounting principle, net of
  tax............................                -             -          (0.04)
                                     -------------- -------------  -------------
Net income (loss) ...............    $        0.49  $       0.18   $      (0.11)
                                     ============== =============  =============

Weighted average common shares
  outstanding:
  Basic..........................       14,116,848    13,696,354     13,370,030
                                     ============== =============  =============
  Diluted........................       15,435,490    14,318,169     13,370,030
                                     ============== =============  =============



                 See accompanying notes to financial statements.

                                     -F 4-

                 Whitman Education Group, Inc. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                    Years Ended March 31, 2003, 2002 and 2001


                                                        Retained
                  Common                   Additional   Earnings
                  Shares        Common       Paid-In   (Accumulated
                  Outstanding    Stock       Capital     Deficit)     Total
                  ----------- ----------- -----------  ----------- -------------

Balance at March
  31, 2000.......  13,412,455 $22,067,271  $  674,173 $(1,456,490) $ 21,284,954

Repurchase of
 treasury shares      (90,000)   (127,935)          -           -      (127,935)
Shares issued in
 connection with
 exercise of
 options.........     150,000     418,875           -           -       418,875
Shares issued in
 connection with
 stock purchase
 plan............      55,865      89,436           -           -        89,436
Shares issued in
 connection with
 401(k) employee
 match...........     114,152     300,966           -           -       300,966
Comprehensive
 loss:
 Net loss........           -           -           -  (1,421,866)   (1,421,866)
                                                                   -------------
 Comprehensive
 loss............                                                    (1,421,866)
                  ----------- ----------- -----------  ----------- -------------
Balance at March
  31, 2001.......  13,642,472  22,748,613     674,173  (2,878,356)   20,544,430

Shares issued in
 connection with
 exercise of
 options.........     159,350     387,956     131,136           -       519,092
Shares issued in
 connection with
 stock purchase
 plan............      26,032      61,584           -           -        61,584
Comprehensive
 income:
 Net income......           -           -           -   2,601,531     2,601,531
 Comprehensive
 income..........                                                  -------------
                                                                      2,601,531
                  ----------- ----------- -----------  ----------- -------------
Balance at March
 31, 2002........  13,827,854  23,198,153     805,309    (276,825)   23,726,637

Shares issued in
 connection with
 exercise of
 options.........     769,723   2,325,566     319,565           -     2,645,131
Shares issued in
 connection with
 stock purchase
 plan............      15,176      73,288           -           -        73,288
Shares issued in
 connection with
 401(k) employee
 match...........      66,212     305,271           -           -       305,271
Comprehensive
 income:
 Net income......           -           -           -   7,511,076     7,511,076
                                                                   -------------
 Comprehensive
 income..........                                                     7,511,076
                  ----------- ----------- -----------  ----------- -------------

Balance at March
  31, 2003.......  14,678,965 $25,902,278  $1,124,874 $ 7,234,251  $ 34,261,403
                   ========== =========== ===========  =========== =============




                 See accompanying notes to financial statements.

                                     -F 5-

                 Whitman Education Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                    Year Ended March 31,
                                      ------------------------------------------
                                           2003          2002          2001
                                      ------------- ------------- --------------
Cash flows from operating
 activities:
Net income (loss)..................   $ 7,511,076   $  2,601,531  $  (1,421,866)
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
   Depreciation and amortization...     3,635,897      3,744,494      3,872,444
   Bad debt expense................     5,534,143      4,657,498      3,984,551
   Deferred tax provision
   (benefit).......................     1,031,166      1,457,801       (941,070)
   Loss on Huron investment........             -              -      1,164,613
 Changes in operating assets and
     liabilities:
     Accounts receivable...........    (9,015,809)    (1,948,959)    (3,919,876)
     Inventories...................      (457,992)      (117,478)      (106,990)
     Other current assets..........       180,873       (591,416)       269,199
     Deposits and other assets.....       196,734       (130,978)        21,733
     Accounts payable..............       691,156       (640,322)     1,011,258
     Accrued expenses..............     2,138,894      3,643,665     (2,324,771)
     Deferred tuition revenue......     4,693,708        769,040        910,314
                                      ------------- ------------- --------------
Net cash provided by operating
  activities.......................    16,139,846     13,444,876      2,519,539
                                      ------------- ------------- --------------

Cash flows from investing
  activities:
Purchase of property and
  equipment........................    (3,967,316)    (1,404,301)    (1,964,273)
                                      ------------- ------------- --------------
Net cash used in investing
  activities.......................    (3,967,316)    (1,404,301)    (1,964,273)
                                      ------------- ------------- --------------

Cash flows from financing
  activities:
Proceeds from line of credit and
  long-term debt...................             -        163,846     28,382,490
Principal payments on line of
  credit, long-term debt and
  capital lease obligations........    (3,367,409)    (4,535,862)   (29,482,091)
Repurchase of treasury shares......             -              -       (127,935)
Proceeds from purchases in stock
  purchase plan and exercise of
  options..........................     2,398,855        449,540        508,311
                                      ------------- ------------- --------------
Net cash used in financing
  activities.......................      (968,554)    (3,922,476)      (719,225)
                                      ------------- ------------- --------------

Increase (decrease) in cash and
  cash equivalents.................    11,203,976      8,118,099       (163,959)
Cash and cash equivalents at
  beginning of year................    14,010,878      5,892,779      6,056,738
                                      ------------- ------------- --------------
Cash and cash equivalents at end of
  year.............................   $25,214,854   $ 14,010,878  $   5,892,779
                                      ============= ============= ==============

Continued on the following page.



                 See accompanying notes to financial statements.

                                     -F 6-

                 Whitman Education Group, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued)



                                                 Year Ended March 31,
                                      ------------------------------------------
                                          2003           2002          2001
                                      ------------- ------------- --------------
Supplemental disclosures of noncash
  financing and investment
  activities:

Equipment acquired under capital
  leases...........................   $    45,622   $   1,398,068 $    2,054,462
                                      ============= ============= ==============
Value of stock issued for 401(k)
  employee match...................   $   305,270   $           - $      300,966
                                      ============= ============= ==============


Supplemental disclosures of cash
  flow information:

Interest paid......................   $   714,904   $     932,083 $    1,142,886
                                      ============= ============= ==============
Income taxes paid..................   $ 3,461,158   $     481,176  $      22,783
                                      ============= ============= ==============







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

     Accounts receivable balances are reviewed no less than quarterly for the purpose of determining appropriate levels of allowance for doubtful accounts. Whitman establishes the allowance for doubtful accounts using an objective model, which applies various expected loss percentages to certain student accounts receivable categories based on historical bad debt experience. Whitman charges-off accounts receivable balances deemed to be uncollectible usually after they have been sent to a collection agency and returned uncollected. All charge-offs are recorded as reductions in the allowance for doubtful accounts, with any recoveries of previously written-off accounts receivable recorded as increases to the allowance for doubtful accounts.

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

     Depreciation of property and equipment is computed principally by the straight-line method over the estimated useful lives of the assets ranging from one to ten years. Leasehold improvements are amortized over the term of the related leases, which approximates the estimated useful lives. Depreciation expense amounted to approximately $3,636,000, $3,726,000 and $3,576,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

                                     -F 9-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


1.   Summary of Significant Accounting Policies - (Continued)

Goodwill

     In June 2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests, or more frequently if impairment indicators arise. Other identifiable intangible assets will continue to be amortized over their estimated useful lives.

     Whitman elected to early adopt the provisions of SFAS 141 and 142 effective April 1, 2001. Prior to the release of SFAS 141 and 142, Whitman amortized the goodwill associated with acquisitions using the straight-line method, principally over a forty-year period. Application of the nonamortization provision of SFAS 142 resulted in an increase in net income of $162,000, net of taxes, for the year ended March 31, 2002. Pro forma net loss and net loss per basic and diluted share amounts for the year ended March 31, 2001, had SFAS 142 been applied retroactively, would have been approximately $(1,251,000) and $(.09).

     During fiscal 2003, Whitman performed its annual impairment test of goodwill in accordance with SFAS 142. As a result of this test, it was determined that there was no impairment of goodwill. As of March 31, 2003 and 2002, accumulated goodwill amortization was approximately $1,295,000.

Impairment of Long-Lived Assets

     Effective April 1, 2002, Whitman adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") for the disposal of a segment of a business. Consistent with SFAS 121, SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, Whitman does not believe that any impairment indicators are present.

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


                                     -F 10-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


1.      Summary of Significant Accounting Policies - (Continued)

Advertising

     Whitman expenses advertising costs as incurred. Advertising expense, which is included in selling and promotional expenses, amounted to approximately $9,174,000, $8,573,000, and $8,274,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

Income Taxes

     Whitman uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. Whitman has adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations to account for stock-based compensation. Under APB 25, because the exercise price of Whitman's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense has been recognized. As such, Whitman's adoption of this statement has not had any impact on its financial position or results of operations.

     Stock options granted to non-employees have been accounted for in accordance with SFAS 123, and Emerging Issues Task Force Bulletin 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, compensation expense is determined using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. For the years ended March 31, 2003, 2002 and 2001, no compensation expense was incurred.


                                     -F 11-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


1.   Summary of Significant Accounting Policies - (Continued)

     The following table illustrates the effect on net income and earnings per share if Whitman had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                                                   Year Ended March 31,
                                      ------------------------------------------
                                           2003          2002          2001
                                      -------------  ------------  -------------
Net income (loss), as reported.....    $ 7,511,076   $ 2,601,531   $ (1,421,866)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects..........................        760,879       858,071      1,355,882
                                      -------------  ------------  -------------

Pro forma net income (loss)........    $ 6,750,197   $ 1,743,460   $ (2,777,748)
                                      =============  ============  =============

Net income (loss) per share:
  Basic- as reported...............   $       0.53   $      0.19   $      (0.11)
                                      =============  ============  =============
  Basic- pro forma.................   $       0.48   $      0.13   $      (0.21)
                                      =============  ============  =============

  Diluted- as reported.............   $       0.49   $      0.18   $      (0.11)
                                      =============  ============  =============
  Diluted- pro forma...............   $       0.44   $      0.12   $      (0.21)
                                      =============  ============  =============

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

                                     -F 12-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


1.   Summary of Significant Accounting Policies - (Continued)

New Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. Whitman is not currently engaged in any significant exit or disposal activities and therefore, the adoption of SFAS 146 did not have any impact on Whitman's financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. Whitman believes the adoption of the recognition and measurement provisions of FIN 45 will not have a material impact on its financial position, results of operations or cash flows.

Segment Reporting

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Whitman is organized into two reportable segments, the University Degree Division and the Associate Degree Division, through three wholly-owned subsidiaries.

Reclassification

     Certain prior year amounts have been reclassified to conform to the fiscal year 2003 presentation.

                                     -F 13-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


2.   Merger Agreement

     On March 26, 2003, Whitman signed a definitive merger agreement with Career Education Corporation ("CEC") under which CEC will acquire all of Whitman's shares for a combination of cash and CEC stock. Under the terms of the agreement, Whitman's shareholders will receive $6.00 in cash and $8.25 in CEC common stock for a total of approximately $14.25 per each share of our common stock. The stock portion of the consideration is subject to adjustment based on CEC's average closing share price during a specified period prior to closing. The value of the stock component based on such average closing price will not be less than $7.75, nor more than $8.75, unless CEC and Whitman agree otherwise.

     The estimated purchase price, including estimated acquisition costs, is expected to be approximately $254.3 million. The estimated purchase price includes the estimated fair value of CEC common stock to be issued to Whitman's shareholders of $130.4 million, cash to be paid to Whitman's shareholders of $92.7 million, estimated cash to be paid to Whitman's option holders of $27.2 million, and estimated acquisition costs of $4.0 million. Consideration to be paid to Whitman's option holders, representing the difference between the exercise price and per share merger consideration, will be recorded by Whitman as compensation expense in Whitman's statement of operations prior to closing as a result of modifications to be made to Whitman's stock option plan in advance of the merger. In the fourth quarter ended March 31, 2003, Whitman incurred professional fees of approximately $0.5 million in connection with the proposed merger with CEC.

     The merger agreement contains certain termination provisions including, among others, the failure to receive shareholder approval and the failure to obtain required regulatory approvals. In addition, Whitman may elect to terminate the merger agreement if the value of the stock consideration that Whitman's shareholders will receive in the merger would be less than $7.75 per share of Whitman's common stock, subject to CEC's right to agree to provide our shareholders with $7.75 per share in CEC common stock. Likewise, CEC may elect to terminate the merger agreement if the adjusted value of the stock consideration would be greater than $8.75 per share of Whitman's common stock, subject to Whitman's right to agree to accept $8.75 per share in CEC common stock.

     A vote of a majority of our outstanding common stock will be required to approve the merger. The transaction is expected to close during the beginning of the third quarter of the 2003 calendar year, and is subject to customary closing conditions including regulatory approvals and the approval of our shareholders. There can be no assurance that the conditions to the merger will close in the expected time frame or at all.

3.   Divestiture of Huron University

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

3.   Divestiture of Huron University - (Continued)



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

     In connection with the 1999 divestiture of Huron, Whitman provided a loan of $500,000 to the former president of Huron for the purpose of investing such funds in Newco. The loan is due in August 2005 with monthly interest payments at the prime rate which commenced in October 1999. The loan is secured by 80,000 shares of Whitman common stock owned by the former president of Huron. The not-for-profit college that acquired Newco has also agreed to guarantee this loan. In October 2001, the loan went into default by virtue of the failure of the required monthly interest payments to be made and Whitman accelerated all amounts due under the loan. In May 2002, Whitman received a default judgment against the not-for-profit college that guaranteed the loan and commenced collection efforts to enforce the judgment. In September 2002, Whitman collected $166,000 for principal and interest due under the loan. Whitman believes the collateral of 80,000 shares of Whitman common stock is adequate for the remaining receivable balance of approximately $360,000 and has elected not to take action against the former president of Huron at this time.

4.   Financial Aid Programs

     Approximately 70% of Whitman's net revenues collected during the fiscal year ended March 31, 2003 were received from students who participated in government sponsored financial aid programs under Title IV. These programs are subject to program review by the Department of Education. Disbursements under each program are subject to disallowance and repayment by the schools. These programs also require that Whitman and certain of its subsidiaries meet Standards of Financial Responsibility established by the Department of
Education. The standards require Whitman and certain of its subsidiaries to maintain certain financial ratios and requirements, all of which have been met at March 31, 2003.

                                     -F 15-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


5.   Accounts Receivable

     A summary of activity for the allowance for doubtful accounts is as follows:

                                                  Year Ended March 31,
                                         ---------------------------------------
                                            2003           2002        2001
                                         ------------- ----------- -------------
Balance at beginning of year...........  $ 6,831,074   $ 6,768,688  $ 5,672,824
Charged to expense.....................    5,534,143     4,657,498    3,984,551
Accounts charged-off during the year,
  net of recoveries....................   (5,147,205)   (4,595,112)  (2,888,687)
                                         ------------- -----------  ------------
Balance at end of year.................  $ 7,218,012   $ 6,831,074  $ 6,768,688
                                         ============= ===========  ============



6.   Property and Equipment

     Property and equipment consist of the following:


                                        Estimated              March 31,
                                      Useful Lives     -------------------------
                                       (In Years)         2003          2002
                                     ---------------   -----------  ------------

Equipment.........................        2-5          $19,426,181  $18,104,898
Leasehold improvements............        1-10           7,212,570    6,293,753
Furniture and fixtures............        7-10           5,462,339    4,842,630
Other.............................         5             2,944,423    3,049,023
                                                       ------------ -----------
                                                        35,045,513   32,290,304

Less accumulated depreciation and
   amortization...................                     (23,864,055) (21,485,887)
                                                       ------------ ------------
                                                       $11,181,458  $10,804,417
                                                       ============ ============


7.   Income Taxes

     The components of the income tax provision (benefit) are as follows:

                                                 Year Ended March 31,
                                        ----------------------------------------
                                            2003          2002          2001
                                        -----------  -------------  ------------

Current...............................   $4,022,953    $  437,395    $  26,930
Deferred..............................    1,031,166     1,457,801     (941,070)
                                        -----------  -------------  ------------
Total income tax provision (benefit)..   $5,054,119    $1,895,196    $(914,140)
                                        ===========  =============  ============


                                     -F 16-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


7.   Income Taxes - (Continued)

     The differences between the federal statutory income tax rate and the effective income tax rate are summarized below:

                                                        Year Ended March 31,
                                             -----------------------------------
                                                2003        2002        2001
                                             ---------   ----------  -----------

Statutory tax rate....................          34.0%       34.0%      (34.0)%
State income taxes, net...............           5.8         4.5        (1.9)
Permanent differences.................          (0.2)        1.5        (1.5)
Change in valuation allowance.........           0.3         2.2           -
Other, net............................           0.3        (0.1)       (1.7)
                                             ---------   ----------  -----------

Effective tax rate....................          40.2%       42.1%      (39.1)%
                                             =========   ==========  ===========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Whitman's net deferred income taxes are as follows:


                                                                March 31,
                                                       -------------------------
                                                           2003         2002
                                                       ------------ ------------
  Current deferred tax assets:
     Accrued expenses..............................    $   128,000  $   332,000
     Reserves and allowances.......................      2,467,000    2,274,000
     Unrealized depreciation in investments........         95,000      130,000
     Rent leveling.................................        134,000       98,000
     Tax credits...................................              -      408,000
     Net operating loss carryforwards..............        233,000      295,000
     Capital loss carryfowards.....................        180,000      167,000
                                                       ------------ ------------
  Total current deferred tax assets before
   valuation allowance.............................      3,237,000    3,704,000
     Valuation allowance...........................       (134,000)    (100,000)
                                                       ------------ ------------
  Total current deferred tax assets................      3,103,000    3,604,000
                                                       ------------ ------------

  Current deferred tax liability:
    Prepaid expenses and other.....................       (208,000)    (262,000)
                                                       ------------ ------------
  Total current deferred tax liability.............       (208,000)    (262,000)
                                                       ------------ ------------
  Total current deferred tax assets, net...........    $ 2,895,000  $ 3,342,000
                                                       ============ ============

  Non-current deferred tax liability:
    Amortization of goodwill.......................    $(1,359,000) $(1,092,000)
    Depreciation...................................       (283,000)      34,000
                                                       ------------ ------------
  Total non-current deferred tax liability.........    $(1,642,000) $(1,058,000)
                                                       ============ ============

                                     -F 17-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


7.   Income Taxes - (Continued)

     SFAS 109, "Accounting for Income Taxes", requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a $134,000 valuation allowance at March 31, 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance increased by $34,000 in fiscal 2003, $100,000 in fiscal 2002, and $0 in fiscal 2001. At March 31, 2003, Whitman has no remaining available federal net operating loss carryforwards. At March 31, 2003, Whitman has available various state net operating loss carryforwards approximating $6,419,000 expiring in the years 2011 through 2023. Whitman has approximately $478,000 in capital loss carryforwards which begin to expire in 2004.

8.   Debt

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

     On March 21, 2001, Whitman restructured the $8.5 million line of credit into a $6.5 million capital expenditure term note and a $2.0 million line of credit. In June 2002, Whitman increased the line of credit to $3.5 million. The $6.5 million capital expenditure term note was established to provide long term capital expenditure financing for Whitman's investments in property, plant and equipment acquired in prior years. The capital expenditure term note is payable in seven monthly installments of interest only commencing on April 21, 2001, and thereafter 52 monthly installments of principal and interest, with a balloon payment due April 2006. The capital expenditure term note is collateralized by property, plant and equipment and all other assets of Whitman. The line of credit is also secured by all of the assets of Whitman. The interest rate of the capital expenditure term note and the line of credit is variable and, as of March 31, 2002, was equal to the sum of 2.90% and the 30-day commercial paper rate. In December 2002, the interest rate on the capital expenditure term note and the line of credit was reduced to the sum of 2.40% and the one-month LIBOR rate. At March 31, 2003 and 2002, the interest rates were 3.71% and 4.70%, respectively. The capital expenditure term note and the line of credit contain certain covenants, that among other things, require the maintenance of minimum levels of tangible net worth and net cash flow. The capital expenditure term note and line of credit also contain a restriction that limits Whitman's ability to acquire other entities at a cost in excess of $1.5 million. At March 31, 2003, Whitman was in compliance with the covenants of the term note and the line of credit. At March 31, 2003, the outstanding balance of the line of credit was $0 and letters of credit of $0.6 million were outstanding under the facility which reduced the amount available for borrowing to $2.9 million at March 31, 2003. The maturity date of the line of credit is October 31, 2003.

     In accordance with the terms under the merger agreement with CEC, any balance due under the capital expenditure term note and the line of credit will be repaid by CEC or Whitman at or prior to the closing of the merger.


                                     -F 18-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


8.   Debt-(Continued)

     Aggregate maturities of long-term debt at March 31, 2003 are as follows:

              Fiscal Year
              2004..................     $ 1,300,000
              2005..................       1,300,000
              2006..................       1,300,000
              2007..................         758,333
                                        -------------
              Total.................     $ 4,658,333
                                        =============

9.   Capitalized Lease Obligations

     Whitman leases equipment, furniture and fixtures and software under several lease agreements which are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the related lease term.

     During 2003 and 2002, Whitman entered into leases totaling approximately $46,000 and $1,398,000, respectively, in connection with the purchase of equipment. The amortization of leased assets of approximately $1,888,000, $1,976,000 and $1,225,000 for the years ended March 31, 2003, 2002, and 2001, respectively, is included in depreciation and amortization. The following is a summary of assets held under capital leases which are included in property and equipment at March 31:

                                                     2003              2002
                                                 --------------    -------------
              Equipment....................       $ 8,186,929      $ 10,311,374
              Furniture and fixtures.......         1,593,435         1,816,294
              Software.....................           459,211           464,731
                                                 --------------    -------------
                                                   10,239,575        12,592,399
              Less accumulated
                amortization...............        (7,230,390)       (7,740,480)
                                                 --------------    -------------
                                                  $ 3,009,185      $  4,851,919
                                                 ==============    =============


Future minimum lease payments under capital leases at March 31, 2003 are as follows:

              Fiscal Year
              2004.....................................     $  1,414,689
              2005.....................................          937,138
              2006.....................................          487,437
              2007.....................................           42,862
                                                            --------------
              Total minimum lease payments.............        2,882,126
              Less amount representing interest
                (8%-13%)...............................         (307,276)
              Less amount classified as current........       (1,223,395)
                                                            ---------------
              Total long-term portion..................     $  1,351,455
                                                            ===============

                                     -F 19-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


10.  Employee Benefit Plan

     Whitman has a 401(k) retirement savings plan covering all employees that meet certain eligibility requirements. Eligible participating employees may elect to contribute up to a maximum amount of tax deferred contribution allowed by the Internal Revenue Code. Whitman matches a portion of such contributions up to a maximum percentage of the employee's compensation. Whitman's contributions to the plan were approximately $363,000, $305,000 and $301,000 for the years ended March 31, 2003, 2002 and 2001, respectively. In June 2003, Whitman will distribute 46,347 shares of common stock to its employees for the fiscal year 2003 matching contribution.

11.  Stock Option Plans

     Whitman has adopted stock option plans under which employees, directors and consultants of Whitman may be issued options covering up to 4,230,139 shares of common stock. Options are granted at the fair market value of the stock at the date of the grant, with vesting ranging up to five years and a maximum term of 7-10 years. A summary of stock option activity related to Whitman's stock option plans is as follows:

                                                    Weighted
                                                    Average
                                                    Exercise           Number
                                                Price Per Share      Of Shares
                                              ------------------   -------------
     Outstanding March 31, 2000..........         $  4.16            3,815,211
     Granted.............................            2.25              708,150
     Exercised...........................            2.79             (150,000)
     Cancelled...........................            6.49             (411,811)
                                                                    ------------

     Outstanding March 31, 2001..........            3.83            3,961,550
     Granted.............................            3.62              659,500
     Exercised...........................            2.43             (159,350)
     Cancelled...........................            3.68             (352,763)
                                                                    ------------

     Outstanding March 31, 2002..........            3.86            4,108,937
     Granted.............................            6.24              318,000
     Exercised...........................            3.02             (769,723)
     Cancelled...........................            3.29             (170,675)
                                                                    ------------

     Outstanding March 31, 2003..........             4.29           3,486,539
                                                                    ============


     As required by SFAS 123, pro forma information regarding net income (loss) and income (loss) per share has been determined as if Whitman had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for fiscal years 2003, 2002 and 2001, respectively: risk-free rates of 1.6%, 2.9% and 5.7%; no dividend yields for the three years; volatility factors of the expected market price of Whitman's common stock of 0.416, 0.394, and 0.614; and a weighted-average expected life of the option of 7.0 years for the three years. The weighted-average fair value of the stock options granted in fiscal years 2003, 2002 and 2001 was $2.81, $1.65 and $1.49, respectively.

                                     -F 20-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


11.  Stock Option Plans - (Continued)

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



     The exercise price of options outstanding at March 31, 2003 ranged as follows:

                                      Number         Weighted Average Remaining
            Exercise Plan           Of Options        Contractual Life (Years)
            --------------         ------------      --------------------------
            $1.50 - $2.25             272,164                   3.2
            $2.26 - $3.38             981,025                   4.0
            $3.39 - $5.06             994,250                   3.3
            $5.07 - $7.59           1,144,100                   2.8
            $7.60 - $11.39             95,000                   0.6
                                   -----------
                                    3,486,539
                                   ===========


     Stock options totaling 2,845,814, 3,339,849, and 3,162,645 were exercisable at the end of fiscal 2003, 2002 and 2001, respectively. Common stock reserved for issuance under the stock option plans aggregate to 4,230,139 shares at March 31, 2003.

12.  Related Party Transactions

     Whitman purchases certain textbooks and materials for resale to its students from an entity that is 40% owned by Whitman's former president and Chief Operating Officer. In the fiscal years ended March 31, 2003, 2002 and
2001, Whitman purchased approximately $161,500, $147,900, and $97,500 respectively, in textbooks and materials from that entity.

     In February 1996, Whitman moved its headquarters to Miami, Florida. Whitman occupies office space in a building owned by IVAX Corporation. Whitman's Chairman is also Chairman and Chief Executive Officer of IVAX Corporation and another of Whitman's directors is also a Vice Chairman and President of IVAX Corporation. Whitman's Vice Chairman and Chief Executive Officer is also a director of IVAX Corporation. Whitman incurred rent expense of approximately $293,000, $284,000 and $146,000 for fiscal years ended March 31, 2003, 2002 and
2001, respectively.


                                     -F 21-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


13.  Commitments and Contingencies

     Whitman leases classroom and office space under operating leases in various buildings where the schools are located. Certain of Whitman's operating leases contain rent escalation clauses. Future minimum annual rental commitments under noncancellable operating leases as of March 31, 2003 are as follows:


              Fiscal Year
              -----------
              2004.................................     $ 5,458,660
              2005.................................       5,124,908
              2006.................................       4,479,865
              2007.................................       3,259,518
              2008.................................       3,006,467
              Thereafter...........................       4,616,088
                                                        ------------
              Total minimum lease payments.........     $25,945,506
                                                        ============

     Rent  expense  during  fiscal  2003,   2002  and  2001  was   approximately
$6,281,000, $6,080,000, and $6,035,000, respectively.


     In fiscal 2003 Whitman entered into financing agreements to acquire capital equipment totaling approximately $46,000. In fiscal 2003, approximately $46,000 of capital equipment was financed under these agreements and are included under capitalized lease obligations. At March 31, 2003, Whitman had $575,000 of letters of credit outstanding.


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

                                     -F 22-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


15.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                           For the Year Ended March 31,
                                    --------------------------------------------
                                        2003           2002            2001
                                    -------------  -------------  --------------
Numerator:
Income (loss) before cumulative
  effect of change in accounting
  principle.......................  $ 7,511,076     $ 2,601,531   $   (857,895)
Cumulative effect of change in
  accounting principle, net of
  tax.............................            -               -       (563,971)
                                    -------------  -------------  --------------
  Net income (loss)...............  $ 7,511,076     $ 2,601,531   $ (1,421,866)
                                    =============  =============  ==============
Denominator:
  Denominator for basic earnings
  per share -  weighted average
  shares..........................   14,116,848      13,696,354     13,370,030
Effect of dilutive securities:
  Employee stock options..........    1,318,642         621,815              -
                                    -------------  -------------  --------------
  Dilutive potential common
  shares..........................    1,318,642         621,815              -
    Denominator for diluted
     earnings per share -
     adjusted weighted
     average shares and assumed
     conversions..................   15,435,490      14,318,169      13,370,030
                                    =============  =============  ==============

Basic income (loss) before
  cumulative effect of change in
  accounting principle............  $      0.53     $      0.19   $       (0.07)
Cumulative effect of change in
  accounting principle, net of
  tax.............................            -               -           (0.04)
                                    -------------  -------------  --------------
Basic net income (loss) per
  share...........................  $      0.53     $      0.19   $       (0.11)
                                    =============  =============  ==============

Diluted income (loss) before
  cumulative effect of change in
  accounting principle............  $      0.49     $      0.18   $       (0.07)
Cumulative effect of change in
  accounting principle, net of
  tax.............................            -               -           (0.04)
                                    -------------  -------------  --------------
Diluted net income (loss) per
  share...........................  $      0.49     $      0.18   $       (0.11)
                                    =============  =============  ==============

                                     -F 23-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


16.  Segment and Related Information

     Whitman is organized into two reportable segments, the University Degree Division and the Associate Degree Division, through three wholly-owned subsidiaries. The University Degree Division primarily offers bachelor, master and doctorate degrees through CTU. The Associate Degree Division primarily offers associate degrees and diplomas or certificates through SBC and UDS.

     Whitman's revenues are not materially dependent on a single customer or small group of customers.

     Summarized financial information concerning the Whitman reportable segments is shown in the following table:

                                              For the Year Ended March 31,
                                    --------------------------------------------
                                        2003            2002           2001
                                    -------------  -------------  --------------
 Net revenues:
    Associate Degree Division.....  $ 87,559,522   $ 71,839,438   $  60,084,422
    University Degree Division....    22,236,034     20,087,368      19,544,893
                                   -------------  -------------  --------------
    Total.........................  $109,795,556   $ 91,926,806   $  79,629,315
                                    =============  =============  ==============

 Income (loss) before income
   tax provision (benefit) and
   cumulative effect of change in
   accounting principle:
    Associate Degree Division.....  $ 13,944,732   $  6,524,956   $    (446,768)
    University Degree Division....     1,581,947        541,137       1,204,701
    Other.........................    (2,961,484)    (2,569,366)     (2,153,987)
                                    -------------  -------------  --------------
    Total.........................  $ 12,565,195   $  4,496,727   $  (1,396,054)
                                    =============  =============  ==============

 Capital expenditures:
    Associate Degree Division.....  $  3,543,590   $  1,711,502
    University Degree Division....       465,745      1,087,837
    Other.........................         3,603          3,030
                                    -------------  -------------
    Total.........................  $  4,012,938   $  2,802,369
                                    =============  =============

                                             March 31,
                                    ----------------------------
                                         2003          2002
                                    -------------  -------------
 Total assets:
    Associate Degree Division.....  $ 67,400,808   $ 52,709,153
    University Degree Division....    13,896,845     10,726,685
    Other.........................       473,783      3,639,220
                                    -------------  -------------
      Total.......................  $ 81,771,436   $ 67,075,058
                                    =============  =============

                                     -F 24-

                 Whitman Education Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


17.  Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for the fiscal years ended March 31, 2003 and 2002 are as follows:


                                                   2003
                         -------------------------------------------------------
                            First       Second         Third           Fourth
                         ------------ ------------- -------------  -------------
Net revenues             $25,424,115   $25,349,696   $28,951,285    $30,070,460
Income from operations     2,460,611     1,199,375     4,510,468      4,740,419
Net income                 1,421,817       658,683     2,609,485      2,821,091
Net income per share:
  Basic                  $      0.10   $      0.05   $      0.18    $      0.19
  Diluted                $      0.09   $      0.04   $      0.17    $      0.17

                                                   2002
                         -------------------------------------------------------
                            First        Second        Third           Fourth
                         ------------ ------------- -------------  -------------

Net revenues             $20,518,116   $21,384,299   $24,369,149    $25,655,242
Income from operations       320,976       211,418     2,338,916      2,188,220
Net income                    97,027        29,627     1,328,886      1,145,991
Net income per share:
  Basic                  $      0.01   $      0.00   $      0.10    $      0.08
  Diluted                $      0.01   $      0.00   $      0.09    $      0.08

                                     -F 25-